Form 10-Q
period 2002-06-30
NORTH AMERICAN VAN LINES INC /DE
filed 2002-08-13
CIK 1103280

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 333-96233

NORTH AMERICAN VAN LINES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1840893 (I.R.S. Employer Identification Number)

5001 U.S. Highway 30 West
P.O. Box 988
Fort Wayne, Indiana 46801-0988
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (260) 429-2511

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Balance Sheets

At June 30, 2002 and December 31, 2001
(Dollars in thousands except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$43,876	$32,119
Accounts and notes receivable, net of allowance for doubtful accounts of $23,878 and $24,386, respectively	341,459	267,112
Other current assets	51,140	38,289
Deferred and recoverable income taxes	47,021	39,553

Total current assets	483,496	377,073

Property and equipment, net	177,188	165,367
Goodwill and intangible assets, net	528,607	413,229
Receivable from SIRVA, Inc.	25,820	23,268
Other assets	113,758	116,877

Total long-term assets	845,373	718,741

Total assets	$1,328,869	$1,095,814

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$16,052	$16,958
Current portion of capital lease obligations	3,836	4,006
Revolving credit facility	8,593	47,235
Accounts payable	134,153	61,009
Other current liabilities	311,355	273,804
Accrued income tax payable	1,652	2,285

Total current liabilities	475,641	405,297

Long-term debt	524,802	440,410
Capital lease obligations	15,386	16,366
Due to SIRVA, Inc.	40,585	38,515
Other liabilities	47,298	43,722
Deferred income taxes	40,375	29,714

Total long-term liabilities	668,446	568,727

Total liabilities	1,144,087	974,024

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in-capital	245,450	188,950
Accumulated other comprehensive loss	(15,198)	(17,988)
Accumulated deficit	(45,470)	(49,172)

Total stockholder's equity	184,782	121,790

Total liabilities and stockholder's equity	$1,328,869	$1,095,814

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Operating revenues	$537,144	$591,292	$966,798	$1,101,664
Operating expenses:
Purchased transportation expense	319,687	375,774	574,589	692,384
Other direct transportation expense	105,667	102,944	189,449	198,289

Total direct expenses	425,354	478,718	764,038	890,673
Gross margin	111,790	112,574	202,760	210,991
Insurance and claims	9,972	13,940	20,800	27,220
Other indirect expense (income)	(124)	1,493	2,427	4,864

Total indirect expenses	9,848	15,433	23,227	32,084
Selling, general and administrative expenses	77,894	76,707	149,993	162,598
Restructuring charge (credit)	(111)	4,773	(842)	5,008

Income from operations	24,159	15,661	30,382	11,301
Non-operating income (expense)	(674)	456	(308)	264

Income before interest and taxes	23,485	16,117	30,074	11,565
Interest expense	12,268	15,750	24,844	31,588

Income (loss) before income taxes	11,217	367	5,230	(20,023)
Provision (benefit) for income taxes	4,208	5,503	1,528	(20,130)

Income (loss) before cumulative effect of accounting change	7,009	(5,136)	3,702	107
Cumulative effect of accounting change, net of tax	—	—	—	(328)

Net income (loss)	$7,009	$(5,136)	$3,702	$(221)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statement of Changes in Stockholder's Equity

For the six months ended June 30, 2002
(Dollars in thousands)
(Unaudited)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 31, 2001	$121,790	$(49,172)	$(17,988)	$—	$188,950
Comprehensive income (loss):
Net income	3,702	3,702
Unrealized hedging gain, net of tax of $522	782		782
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(842)	(1,264)		(1,264)
Foreign currency translation adjustment, net of tax of $2,182	3,272		3,272

Total comprehensive income	6,492
Additional capital contribution	56,500				56,500

Balance at June 30, 2002	$184,782	$(45,470)	$(15,198)	$—	$245,450

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Net cash provided by operating activities	$32,333	$19,237

Cash flows from investing activities:
Additions of property and equipment	(17,414)	(23,137)
Proceeds from sale of property and equipment	2,573	611
Purchases of investments	(28,054)	(38,957)
Proceeds from maturity or sale of investments	35,237	39,701
Acquisitions	(82,867)	—
Other investing activities	(854)	(738)

Net cash used for investing activities	(91,379)	(22,520)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facility, net	(5,000)	3,350
Change in balance of outstanding checks	(7,078)	(6,274)
Borrowings on long-term debt	50,403	—
Principal payments on long-term debt	(22,036)	(5,900)
Capital contributions from SIRVA	56,500	—
Other financing activities	(2,422)	(815)

Net cash provided by (used for) financing activities	70,367	(9,639)

Effect of translation adjustments on cash	436	266

Net increase (decrease) in cash and cash equivalents	11,757	(12,656)
Cash and cash equivalents at beginning of period	32,119	43,509

Cash and cash equivalents at end of period	$43,876	$30,853

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

        This report covers North American Van Lines, Inc. and its subsidiaries (the "Company").

        The accompanying unaudited condensed consolidated financial statements should be read together with the Company's audited consolidated financial statements for the year ended December 31, 2001. Certain information and footnote disclosures normally included in the aforementioned financial statements prepared in accordance with generally accepted accounting principles are condensed or omitted. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

        Certain reclassifications have been made to the condensed consolidated financial statements for the prior periods presented to conform with the June 30, 2002 presentation.

(2) Acquisitions and Related Party

        On April 12, 2002, the Company purchased the assets ("NAIT") of the National Association of Independent Truckers, a leading provider of insurance services to independent contract truck drivers, for $25,359 in cash, $3,611 in assumed net liabilities and a deferred amount of $3,000 payable subject to the completion of certain operating performance objectives during 2002 and 2003. NAIT is an association of more than 11,000 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from the sale of securities, existing cash balances and $20,000 of cash contributions from SIRVA, Inc. ("SIRVA"), the Company's parent. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier and Rice, Inc. ("Fund VI"), and an affiliate of Fund V, the controlling shareholder of SIRVA. The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $33,501.

        On May 3, 2002, SIRVA, through two wholly-owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordinaton services and mortgage lending services. One of these two subsidiaries, which is wholly-owned by the Company, purchased such business' acquired assets and equity other than equity relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, which is an indirect wholly-owned subsidiary of SIRVA. The mortgage lending operations share common customers with CRS. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60,000, of which $3,500 was paid for the assets of the mortgage lending operations. Approximately $45,000 of the purchase price was paid in cash and $15,000 (non-cash) was paid in notes issued by the Company. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition including $26,572 of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by the SIRVA acquisition subsidiary. The cash purchase price for the acquisition, as well as approximately $24,100 of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds of $36,500 of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI and the incurrence of $50,000 additional senior indebtedness. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $81,194.

        The following unaudited pro forma consolidated information presents the results of operations of the Company as if the acquisition of CRS had taken place at the beginning of each period presented:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Revenue	$544,947	$614,838	$993,879	$1,146,885

Income (loss) before cumulative effect of accounting change	$7,211	$(4,063)	$5,359	$2,224
Cumulative effect of accounting change, net of tax	—	—	—	(843)

Net income (loss)	$7,211	$(4,063)	$5,359	$1,381

        The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 2001, or of future results of operations.

(3) Cash and Cash Equivalents

        Cash and cash equivalents of $22,447 and $13,474, relating to the Company's wholly-owned insurance subsidiaries, at June 30, 2002 and December 31, 2001, respectively, require regulatory agency approval prior to being used for non-insurance related purposes.

(4) Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following:

	June 30, 2002	December 31, 2001
Trade names, net	$165,670	$165,670
Goodwill, net	362,937	247,559

	$528,607	$413,229

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Six Months Ended June 30, 2002
Balance as of January 1, 2002	$247,559
Goodwill acquired:
NAIT	33,501
CRS	81,194
Other acquisitions	683

Balance as of June 30, 2002	$362,937

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The company adopted the provisions of SFAS 142 effective January 1, 2002 and has discontinued the amortization of goodwill and intangible assets with indefinite useful lives. Trade names consist of the brand names northAmerican, Allied, Pickfords and Allied Pickfords. Goodwill and intangible assets have been identified as having indefinite useful lives and were tested for impairment consistent with the provisions of SFAS 142. The Company completed such testing during the second quarter of 2002 and determined that there was no impairment of goodwill and intangible assets as of January 1, 2002.

        The carrying amount of goodwill attributable to each reportable business segment was as follows:

	June 30, 2002	December 31, 2001
Moving Services—North America	$70,403	$70,141
Moving Services—Europe and Asia Pacific	115,917	115,496
Logistics Services	16,954	16,954
Insurance Services	78,469	44,968
Relocation Services	81,194	—

	$362,937	$247,559

        The following represents a comparison of results for the three and six months ended June 30, 2002 and 2001 adjusted to exclude amortization expense:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net income (loss), as reported	$7,009	$(5,136)	$3,702	$(221)
Amortization of goodwill and trade names	—	2,755	—	5,518
Income tax provision	—	(1,102)	—	(2,207)

Pro forma net income (loss)	$7,009	$(3,483)	$3,702	$3,090

(5) Income Taxes

        The Company's estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

(6) Long-term Debt

        Long-term debt consisted of the following:

	June 30, 2002	December 31, 2001
Revolving credit facility	$40,000	—
Note payable—Tranche A	124,709	$135,000
Note payable—Tranche B	209,887	171,500
Senior subordinated notes	150,000	150,000
Other	16,258	868

Total debt	540,854	457,368
Less current maturities	16,052	16,958

Total long-term debt	$524,802	$440,410

        On April 30, 2002, as part of the financing of the acquisition of CRS, the Company amended its credit agreement to increase Note Payable—Tranche B by $50,000. The incremental facility is subject to the same terms and conditions of the credit agreement.

        On May 3, 2002, as part of the financing of the acquisition of CRS, the Company issued two 10% notes payable, Seller Note A amounting to $10,000, and Seller Note B amounting to $5,000 (the "Seller Notes"). The Seller Notes are subordinated to the Company's senior debt. Seller Note A is due May 3, 2007. Seller Note B is due May 3, 2012 or May 3, 2007 if certain conditions are met. On a quarterly basis, 50% of the interest on the outstanding principal amount will accrete and be added to the principal amount and 50% will be paid in cash. The amount of accretion at June 30, 2002 was $79 and $50 of Seller Note A and Seller Note B, respectively.

        During the second quarter 2002, the Company determined that, due to the nature of the revolving credit facility borrowings, it should be classified as a component of long-term debt. The revolving credit facility is a component of the Company's credit agreement, which matures in 2006.

(7) Commitments and Contingencies

  (a) Litigation

          The Company and certain subsidiaries are defendants in numerous lawsuits relating principally to motor carrier operations. In the opinion of management, after consulting with its legal counsel, the amount of the Company's ultimate liability resulting from these matters will not materially affect the Company's financial position, results of operations or liquidity; however, such liability may be material to any given quarter.

  (b) Environmental Matters

          The Company is named as a potentially responsible party ("PRP") in two environmental cleanup proceedings by federal or state authorities and one additional environmental clean-up proceeding by a group of PRP's. The suits are brought under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or other federal or state statutes. Based on all known information, it is estimated that the settlement cost of each PRP site would not be materially or significantly larger than the litigation reserves established, which totaled $35 as of June 30, 2002 and December 31, 2001, respectively. It is possible that additional claims or lawsuits involving now unidentified environmental sites may arise in the future.

          The Company owns or has owned and leases or has leased facilities at which underground storage tanks for diesel fuel are located and operated. Management believes that the Company has taken the appropriate and necessary action with regard to releases of diesel fuel that have occurred. Based on its assessment of the facts and circumstances now known and after consulting with its legal counsel, management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Company is aware. Further, management believes it is unlikely that any identified matters, either individually or in aggregate, will have a material effect on the Company's financial position, results of operations or liquidity. As conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that the Company will not incur liabilities or costs, the amount of which cannot be estimated reliably at this time.

  (c) Purchase Commitments

          The Company has entered into certain purchase commitments primarily for trailers and software licenses in the amount of $7,063 and $9,844 as of June 30, 2002 and December 31, 2001, respectively. See Note (10) Subsequent Events for additional purchase commitments for information systems outsourcing.

(8) Operating Segments

        Due to the acquisitions described in Note (2), the Company realigned certain businesses within its segment structure and created two additional segments. As of June 30, 2002, the Company has five reportable segments—1. Moving Services-North America, 2. Moving Services-Europe and Asia Pacific, 3. Insurance Services, 4. Relocation Services and 5. Logistics Services. Segments 1. through 4. comprise Global Relocation Services. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with revenues reflected in the segment responsible for billing the end customer. Prior period segment information has been restated to reflect these changes.

        The Moving Services-North America segment provides domestic and international residential moving services, operating as North American Van Lines, Allied Van Lines and Global Van Lines, through a network of exclusive agents. It provides packing, loading, transportation, delivery and warehousing services for any type of household move in the U.S., Canada and also coordinates these same services for customers on a global basis.

        The Moving Services-Europe and Asia Pacific segment, operating principally as Pickfords or Allied Pickfords, operates in the United Kingdom, portions of Europe, Australia, New Zealand and other Asia Pacific locations and provides complete domestic and international moving and relocation services. It also provides a full range of office and industrial moving services including records management in most of the aforementioned locations.

        The Insurance Services segment provides coverage against loss from certain risks, primarily cargo warehousing, commercial auto physical damage, commercial auto liability and general liability to agents, owner-operators affiliated with the Company and various other parties in the transportation industry. It is comprised of Transguard, a multiple-line property and casualty insurance company, and NAIT, a leading provider of insurance services to independent contract truck drivers.

        The Relocation Services segment is comprised of CRS, a business that provides comprehensive relocation services nationally to companies and their employees, including home sale services and relocation coordination services.

        The Logistics Services segment operates in North America, the United Kingdom and mainland Europe and provides specialized transportation, handling and delivery services to principally electronics, medical equipment and other suppliers of sensitive goods with unique service requirements. It also provides customized logistics solutions including serialized tracking, inventory and stock management, in-transit product merge and configuration and other customized services principally to customers with unique requirements. It also provides freight forwarding and brokerage services to customers, as well as vehicle and driver services to the Company, agents and owner-operators.

        The tables below represent information about revenues, income (loss) from operations and total assets by segment used by the chief decision-makers of the Company:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues
Moving Services—North America	$289,799	$346,701	$495,367	$607,386
Moving Services—Europe & Asia Pacific	77,366	76,260	156,523	154,707
Insurance Services	20,408	11,332	33,326	22,736
Relocation Services	17,551	560	18,615	942

Global Relocation Services	405,124	434,853	703,831	785,771
Logistics Services	132,020	156,439	262,967	315,893

Consolidated revenues	$537,144	$591,292	$966,798	$1,101,664

Income (loss) from operations
Moving Services—North America	$12,085	$7,213	$9,850	$(366)
Moving Services—Europe & Asia Pacific	2,485	4,886	4,785	7,769
Insurance Services	4,874	4,402	10,254	7,724
Relocation Services	2,049	(35)	1,932	(36)

Global Relocation Services	21,493	16,466	26,821	15,091
Logistics Services	2,666	(805)	3,561	(3,790)

Consolidated income from operations	$24,159	$15,661	$30,382	$11,301

	As of
	June 30, 2002	December 31, 2001
Total assets
Moving Services—North America	$457,342	$417,651
Moving Services—Europe & Asia Pacific	320,576	304,271
Insurance Services	180,215	142,846
Relocation Services	164,896	1,215

Global Relocation Services	1,123,029	865,983
Logistics Services	205,840	229,831

Consolidated total assets	$1,328,869	$1,095,814

(9) Restructuring

        The following table provides details of restructuring for the six months ended June 30, 2002:

	Restructuring Accrual as of December 31, 2001	Restructuring Credit	Payments	Restructuring Accrual as of June 30, 2002
Logistics Parts Centers
Severance cost	$40	$—	$(40)	$—
Building leases and other	2,197	(842)	(447)	908

Total restructuring cost	$2,237	$(842)	$(487)	$908

        In June 2001, the Company's Logistics Services operating segment established a program to exit the Parts Center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the Parts Center business by the end of 2001. Due to lease terms and severance agreements, certain payments will continue through September 2005. During the six months ended June 30, 2002, the restructuring accrual was reduced when the Company was able to sublease certain Parts Centers facilities sooner than originally estimated. As of June 30, 2002, 293 employees had been terminated.

(10) Subsequent Events

        On July 1, 2002, the Company entered into a ten year purchase commitment totaling $182,632 with Covansys Corporation and Affiliated Computer Services, Inc. to provide outsourcing services for 100% of the Company's information systems infrastructure, including data center operations and telecommunications, and, initially, 50% of application software development. Covansys Corporation is a portfolio holding of Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership, a shareholder of SIRVA that is managed by Clayton, Dubilier and Rice, Inc. and an affiliate of the controlling shareholder of SIRVA, Clayton, Dubilier & Rice Fund V Limited Partnership.

        On July 29, 2002, a subsidiary of SIRVA, RS Acquisition, LLC, acquired The Rowan Group PLC (UK) and Rowan Simmons Conveyancing Limited (UK) ("Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities, and other services to corporations that assist employees in their relocation needs, for approximately $14,000. The purchase price was funded from the proceeds of a loan from Fleet National Bank. Under the terms of a purchase agreement between RS Acquisition, LLC and the Company, the Company will acquire Rowan Simmons from RS Acquisition, LLC within six months from the date of purchase for approximately $14,000.

(11) Supplemental Information

        The following summarized consolidating balance sheets, statements of operations and statements of cash flows were prepared to segregate such financial statements between those entities that have guaranteed the Company's senior subordinated notes ("Guarantor" entities) and those entities that did not guarantee such debt ("Non-Guarantor" entities).

        Consolidated condensed balance sheet data as of June 30, 2002 and December 31, 2001 is summarized as follows:

	June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$125,171	$184,141	$43,502	$(11,355)	$341,459
Other current assets	67,809	50,325	23,974	(71)	142,037

Total current assets	192,980	234,466	67,476	(11,426)	483,496

Property and equipment, net	69,347	23,822	84,019	—	177,188
Goodwill and intangible assets, net	525,372	3,235	—	—	528,607
Other assets	293,230	87,340	247,909	(488,901)	139,578

Total assets	$1,080,929	$348,863	$399,404	$(500,327)	$1,328,869

Current liabilities	$160,193	$246,756	$78,103	$(9,411)	$475,641
Long-term debt and capital lease obligations	532,412	229	7,547	—	540,188
Other liabilities	171,783	52,224	—	(95,749)	128,258

Total liabilities	864,388	299,209	85,650	(105,160)	1,144,087
Stockholder's equity	216,541	49,654	313,754	(395,167)	184,782

Total liabilities and stockholder's equity	$1,080,929	$348,863	$399,404	$(500,327)	$1,328,869

	December 31, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$118,345	$92,560	$63,795	$(7,588)	$267,112
Other current assets	43,935	21,701	44,619	(294)	109,961

Total current assets	162,280	114,261	108,414	(7,882)	377,073

Property and equipment, net	72,523	11,687	81,157	—	165,367
Goodwill and intangible assets, net	409,993	3,236	—	—	413,229
Other assets	279,378	151,257	374,030	(664,520)	140,145

Total assets	$924,174	$280,441	$563,601	$(672,402)	$1,095,814

Current liabilities	$152,406	$138,820	$122,525	$(8,454)	$405,297
Long-term debt and capital lease obligations	448,225	226	8,325	—	456,776
Other liabilities	82,809	25,199	—	3,943	111,951

Total liabilities	683,440	164,245	130,850	(4,511)	974,024
Stockholder's equity	240,734	116,196	432,751	(667,891)	121,790

Total liabilities and stockholder's equity	$924,174	$280,441	$563,601	$(672,402)	$1,095,814

        Consolidated condensed statements of operations data for the six months ended June 30, 2002 and 2001 are summarized as follows:

	Six months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$344,815	$373,540	$274,603	$(26,160)	$966,798
Total operating expenses	336,200	365,557	260,819	(26,160)	936,416

Income (loss) from operations	8,615	7,983	13,784	—	30,382
Non-operating income (expense) and minority interest	1,728	—	(2,036)	—	(308)

Income (loss) before interest, income taxes and accounting change	10,343	7,983	11,748	—	30,074
Interest expense (income)	23,310	(8,554)	(2,607)	12,695	24,844

Income (loss) before income taxes and accounting change	(12,967)	16,537	14,355	(12,695)	5,230
Provision (benefit) for income taxes	(4,329)	1,271	4,586	—	1,528

Net income (loss)	$(8,638)	$15,266	$9,769	$(12,695)	$3,702

	Six months ended June 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$416,106	$436,160	$269,993	$(20,595)	$1,101,664
Total operating expenses	423,476	435,114	252,529	(20,756)	1,090,363

Income (loss) from operations	(7,370)	1,046	17,464	161	11,301
Non-operating income (expense) and minority interest	3	(159)	420	—	264

Income (loss) before interest and income taxes	(7,367)	887	17,884	161	11,565
Interest expense (income)	(44,860)	(4,570)	(4,659)	85,677	31,588

Income (loss) before income taxes	37,493	5,457	22,543	(85,516)	(20,023)
Provision (benefit) for income taxes	(23,881)	489	3,262	—	(20,130)

Income (loss) before accounting change	61,374	4,968	19,281	(85,516)	107
Cumulative effect of accounting change, net of tax	—	—	328	—	328

Net income (loss)	$61,374	$4,968	$18,953	$(85,516)	$(221)

        Consolidated condensed statements of cash flows data for the six months ended June 30, 2002 and 2001 are summarized as follows:

	Six months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$14,044	$16,073	$2,216	$32,333

Cash flows from investing activities:
Additions of property and equipment	(2,360)	(5,516)	(9,538)	(17,414)
Proceeds from sale of property and equipment	763	1,161	649	2,573
Purchases of investments	—	—	(28,054)	(28,054)
Proceeds from maturity or sale of investments	—	—	35,237	35,237
Acquisitions	(82,867)	—	—	(82,867)
Other investing activities	(854)	—	—	(854)

Net cash provided by (used for) investing activities	(85,318)	(4,355)	(1,706)	(91,379)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facility, net	(5,000)	—	—	(5,000)
Change in balance of outstanding checks	(1,399)	(3,142)	(2,537)	(7,078)
Borrowings on long-term debt	50,403	—	—	50,403
Principal payments on long-term debt	(22,036)	—	—	(22,036)
Capital contribution from SIRVA	56,500	—	—	56,500
Other financing activities	(1,377)	—	(1,045)	(2,422)

Net cash provided by (used for) financing activities	77,091	(3,142)	(3,582)	70,367

Effect of translation adjustment on cash	—	—	436	436

Net increase (decrease) in cash and cash equivalents	5,817	8,576	(2,636)	11,757
Cash and cash equivalents at beginning of period	5,687	4,054	22,378	32,119

Cash and cash equivalents at end of period	$11,504	$12,630	$19,742	$43,876

	Six months ended June 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$18,206	$10,255	$(9,224)	$19,237

Cash flows from investing activities:
Additions of property and equipment	(14,055)	(4,441)	(4,641)	(23,137)
Proceeds from sale of property and equipment	346	—	265	611
Purchases of investments	—	—	(38,957)	(38,957)
Proceeds from maturity or sale of investments	—	—	39,701	39,701
Other investing activities	(738)	—	—	(738)

Net cash used for investing activities	(14,447)	(4,441)	(3,632)	(22,520)

Cash flows from financing activities:
Repayments on revolving credit facility, net	1,100	—	2,250	3,350
Change in balance of outstanding checks	3,240	(9,106)	(408)	(6,274)
Principal payments on long-term debt	(5,900)	—	—	(5,900)
Other financing activities	(974)	159	—	(815)

Net cash provided (used for) by financing activities	(2,534)	(8,947)	1,842	(9,639)

Effect of translation adjustment on cash	—	—	266	266

Net increase (decrease) in cash and cash equivalents	1,225	(3,133)	(10,748)	(12,656)
Cash and cash equivalents at beginning of period	2,027	12,519	28,963	43,509

Cash and cash equivalents at end of period	$3,252	$9,386	$18,215	$30,853

(1)
Parent includes the accounts of North American Van Lines, Inc., a Delaware corporation and the issuer of the debt.

(2)
Total Guarantors include the accounts of the following subsidiaries of North American Van Lines, Inc. or its subsidiary, Allied Van Lines, Inc.; Fleet Insurance Management, Inc., an Indiana corporation; FrontRunner Worldwide, Inc., a Delaware corporation; NACAL, Inc., a California corporation; SIRVA International Freight Forwarding, Inc., formerly known as NAVTRANS International Freight Forwarding, Inc., an Indiana corporation; Federal Traffic Services, Inc., an Indiana corporation; North American Logistics. Ltd., an Indiana corporation; North American Van Lines of Texas, Inc., a Texas corporation; Relocation Management Systems, Inc., a Delaware corporation; Great Falls North American, Inc., a Montana corporation; Allied Van Lines, Inc., a Delaware corporation; Allied International N.A., Inc. a Delaware corporation; A Relocation Solutions Management Company, Inc., a Delaware corporation; Vanguard Insurance Agency, Inc., an Illinois corporation; Allied Van Lines Terminal Company, Inc., a Delaware corporation; Meridian Mobility Resources, Inc., a Delaware corporation; Allied Transporation Forwarding, Inc., an Illinois corporation; National Association of Independent Truckers, LLC, a Delaware limited liability company; CRS Acquisition Corp., a Delaware corporation; CRS Title Agency, Inc., an

  Ohio corporation; Corporate Transfer Service, Inc., a Minnesota corporation; ProSource Properties, Ltd., an Ohio limited liability company; SIRVA Relocation LLC, a Delaware limited liability company; Global Van Lines, Inc., an Indiana corporation; StorEverything, Inc., a Delaware corporation; U.S. Relocation Services, Inc., a Delaware corporation; and Allied Freight Forwarding, Inc., a Delaware corporation. Each Guarantor is a wholly owned subsidiary of North American Van Lines, Inc. or its subsidiary, Allied Van Lines, Inc. and jointly and severally, irrevocably and fully and unconditionally guarantees the punctual payment of such debt used in connection with the Allied acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

        On April 12, 2002, we purchased the assets ("NAIT") of the National Association of Independent Truckers a leading provider of insurance services to independent contract truck drivers, for approximately $25.4 million in cash, $3.6 million in assumed net liabilities and a deferred amount of $3.0 million payable subject to the completion of certain operating performance objectives during 2002 and 2003. NAIT is an association of more than 11,000 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from the sale of securities and existing cash balances and $20.0 million of cash contributions from SIRVA, Inc. ("SIRVA"), the Company's parent. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton Dubilier and Rice, Inc., and an affiliate of Clayton, Dubilier & Rice Fund V Limited Partnership, the controlling shareholder of SIRVA. The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $33.5 million.

        On May 3, 2002, SIRVA, through two wholly-owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, which we own directly, purchased all of such business' assets other than the assets relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, which is indirectly owned by SIRVA. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60.0 million, of which $3.5 million was paid for the assets of the mortgage lending operations. Approximately $45.0 million of the cash purchase price was paid in cash and $15.0 million (non-cash) was paid in notes issued by us of which $10.0 million is due in 2007 and $5.0 million is due in 2012 or 2007 if certain conditions are met. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition, including $26.6 million of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by the SIRVA acquisition subsidiary. The cash purchase price for the acquisition, as well as approximately $24.1 million of other indebtedness of the acquired business that was refinanced as part of the acquisition, were financed with the proceeds of $36.5 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership, and the incurrence of $50.0 million of additional senior indebtedness. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $81.2 million.

        Due to these acquisitions, during the second quarter 2002, we realigned certain businesses within our segment structure and created two additional segments. Our operating revenues are derived from the following five business segments: (1) our moving services—North America segment, (2) our moving services—Europe and Asia Pacific segment, (3) our insurance services, (4) our relocation services, and (5) our logistics services. Segments (1) through (4) comprise global relocation services. Our operating income and cash flow from operations are influenced by industry volume and market share as well as selling prices for our services. Additionally, they are impacted by the availability and cost of hauling capacity and by a number of significant business, economic and competitive factors, many of which are not within our control.

        Our moving services—North America segment operates under the northAmerican, Allied and Global brand names and provides two types of moving services: (1) domestic, which provides residential moving services in the United States and Canada through a network of exclusive agents who provide the sales, packing, loading, transportation, delivery and warehousing services; and (2) international, which primarily markets to multi-national companies most often based in the United States and provides or coordinates moving services for residential shipments destined to or originating in foreign countries using our exclusive agent network in North America and authorized representatives around the world to complete the service offering.

        Our moving services—Europe and Asia Pacific segment operates in the United Kingdom, Europe, Australia and Asia Pacific through a network of company-owned branches that utilize the Pickfords or Allied Pickfords brand names among others. This segment provides complete domestic and international residential moving and relocation services, including sales, packing, loading, transportation, delivery and warehousing. It also provides records management and office and industrial relocation services.

        Our insurance services segment provides coverage against loss from certain risks, primarily cargo warehousing, commercial auto physical damage, commercial auto liability and general liability to agents, owner-operators affiliated with us and various other parties in the transportation industry. It is comprised of Transguard, a multiple-line property and casualty insurance company, and NAIT, a leading provider of insurance services to independent contract truck drivers.

        Our relocation services segment is comprised of CRS, a business that provides comprehensive relocation services to companies and their employees, including home sale services and relocation coordination services.

        Our logistics services segment consists of (1) logistics solutions, which includes finished goods distribution, order fulfillment, project-specific delivery management and the tracking of products through the supply chain, with a focus on high-value products; (2) specialized transportation services, which facilitates the movement of computers, electronics, telecommunications and medical equipment, trade show exhibition materials, fine art and other products that require specialized transportation, distribution or delivery solutions; (3) network services, which provides freight forwarding and brokerage services to customers, as well as vehicle and driver services to agents and owner-operators; and (4) European operations, which handle logistics solutions and specialized transportation of high-value products to and from any major cities in the United Kingdom and Europe.

        The following is a review of the more significant accounting policies and methods used by us:

        Revenue recognition:    We recognize estimated gross revenue to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed. The estimate of revenue remains in a receivable account called Delivered Not Processed ("DNP") until the customer is invoiced. Concurrent with the DNP estimate, we recognize an accrual for Purchased Transportation Expenses ("PTE") to account for the estimated costs of packing services, transportation expenses and other such costs associated with the service delivery. The estimate for PTE is not reversed until we receive actual charges.

        Within the relocation services segment, corporate fee income consists of fees for relocation services. Relocation services are billed to corporate customers at either a fixed price per transferred employee or based upon a fixed percentage of the home's selling price. Relocation services provided at a fixed fee per transferred employee are recognized when services are performed. Corporate fee income is recognized as revenue at the date a commitment is received from the ultimate buyer to purchase the home.

        Insurance reserves:    We estimate costs relating to cargo damage and delay claims based on actuarial methods and our history of loss data, which approximates 10 years. Our multiple-line property and commercial liability insurance group sets its reserve rates based on a percentage of earned premium. The percentage is based on historical data, run rates and actuarial methods.

        Pensions and Other Postretirement Benefits:    We provide a range of benefits to our employees and retired employees, including defined benefit retirement plans, postretirement health care and life insurance benefits and post-employment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. GAAP, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording the Company's obligations under our plans are reasonable based on our experience and advice from our actuaries.

        Income taxes:    We follow Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

        Use of estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the areas where estimation is significant are as follows: (a) DNP is the estimated revenues associated with shipments delivered or services completed and not invoiced; (b) PTE is the associated purchased transportation expense that is estimated corresponding to the DNP revenue; (c) accounts and notes receivable reserves for doubtful accounts are estimated based on historical write-off data to establish the uncollectible portion of the receivables; (d) costs relating to cargo damage and delay claims are estimated based on actuarial methods; and (e) loss reserves of our insurance subsidiaries are estimated using third party actuaries to estimate insurance reserves.

Results of Operations

        Our operating revenues are derived from our moving services—North America, moving services—Europe and Asia Pacific, insurance services, relocation services and logistics services segments. Gross margin is a result of operating revenues less direct expenses associated with the movement of goods or the completion of services. Direct expenses are defined as follows for each segment.

        Moving services—North America's transportation expenses are comprised of payments to:

  •
  owner/operators or agents based on a predetermined rate schedule to provide equipment and haul shipments,
  •
  owner/operators or agent crews for services such as packing, crating, loading and unloading,
  •
  agents for booking (sales activity), estimating and customer service, and
  •
  other third parties such as ocean freight carriers for other transportation services.

        Moving services—Europe and Asia Pacific's transportation expenses are similar to those of moving services—North America, except that expenses incurred to provide moving and storage services are largely in the form of direct labor and equipment expenses rather than in the form of agent or owner/operator expenses.

        Insurance services direct expenses are primarily comprised of underwriting policies, payments of loss recovery to policy holders and loss adjustment expense.

        Relocation services direct expenses are primarily comprised of commissions paid to realtors, home closing costs and staff expenses associated with providing coordination services.

        Logistics services transportation expenses are comprised of the following:

  •
  payments to owner/operators, employee or agent drivers on a predetermined rate schedule to provide equipment and haul shipments,
  •
  payments to owner/operators, employee or agent crews for services such as pick-up, delivery and installation,
  •
  facility and equipment costs, including lease expense and labor costs associated with running the transportation network and our equipment,
  •
  payments to agents for booking (sales activity) and customer service, and
  •
  sub-contracted transportation expenses in providing supply chain management services.

        Operating expenses include our consolidated insurance and claims, bad debt and general and administrative expenses. Employee compensation and benefits account for over 50% of general and administrative expense. Other significant components of general and administrative expenses are communication costs, rent, supplies and other purchased services.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

        The following table sets forth certain figures regarding our results of operations for the three months ended June 30, 2002, compared to the three months ended June 30, 2001.

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$289.8	$346.7	(16.4)%
Moving Services—Europe and Asia Pacific	77.4	76.3	1.4%
Insurance Services	20.4	11.3	80.5%
Relocation Services	17.5	0.6	f

Global Relocation Services	405.1	434.9	(6.9)%
Logistics Services	132.0	156.4	(15.6)%

Operating revenues	$537.1	$591.3	(9.2)%

Gross margin	$111.8	$112.6	(0.7)%
Operating expenses	87.7	92.1	(4.8)%
Restructuring	(0.1)	4.8	f

Income from operations	$24.2	$15.7	54.1%

Income (loss) from operations:
Moving Services—North America	$12.1	$7.2	68.1%
Moving Services—Europe and Asia Pacific	2.5	4.9	(49.0)%
Insurance Services	4.9	4.4	11.4%
Relocation Services	2.0	—	f

Global Relocation Services	21.5	16.5	30.3%
Logistics Services	2.7	(0.8)	f

Income from operations	$24.2	$15.7	54.1%

(a)
Percentages are reflected except when greater than 100%, in which case an "f" for favorable is shown.

        Shipment counts are a measure of activity commonly used by the transportation industry. The following table represents shipments handled by the moving services—North America and logistics services segments. A moving services—North America shipment is the movement of household goods from the point of origin to the final destination. Logistics services shipments represent the movement of truckload or less-than-truckload quantities of products from the point of origin to the final destination. Our moving services—Europe and Asia Pacific segment, which operates outside of North America (principally the United Kingdom and Australia), primarily generates revenues among the following activities: domestic moving, international moving, business moving services and records management. While shipments are an indicator of revenue in residential moving, aggregate shipment counts for our moving services—Europe and Asia Pacific segment are not routinely prepared and therefore are not provided.

	Number of Shipments
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	% Increase (Decrease) from Prior Period
Moving services—North America
U.S. and Canada	61,500	67,700	(9.2)%
International	7,900	10,000	(21.0)%
Logistics services:
Specialized transportation	94,000	101,200	(7.1)%
European operations	85,200	90,900	(6.3)%

        Operating Revenues.    Operating revenues for the three months ended June 30, 2002 were $537.1 million, a decrease of $54.2 million compared to the same period in 2001 primarily as a result of the factors discussed below.

        Revenue in moving services—North America for the three months ended June 30, 2002 decreased $56.9 million as compared to the three months ended June 30, 2001 due primarily to the general economic slowdown which resulted in lower shipment activity of approximately 11% and 9% in the Allied and northAmerican lines, respectively, and in the international unit.

        Revenue in moving services—Europe and Asia Pacific increased $1.1 million in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This was primarily due to an increase in Asia Pacific revenue, as Asia business and the domestic and international moving business in Australia improved. Records management business also improved for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This was partially offset by softness in U.K. industrial moving.

        Revenue in insurance services for the three months ended June 30, 2002 was $9.1 million higher as compared to the three months ended June 30, 2001. The increase was due to the NAIT acquisition, a general increase in rates and additional market penetration.

        Revenue in relocation services for the three months ended June 30, 2002 was $16.9 million higher as compared to the three months ended June 30, 2001. The increase was due to the CRS acquisition.

        Revenue in logistics services decreased $24.4 million in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 due primarily to reduced shipments within specialized transportation and Europe and reduced activity levels in freight forwarding, due to the general economic slowdown, particularly in the technology and telecommunications sectors. Also, revenues were $4.9 million lower than in the three months ending June 30, 2001 as we exited the parts center business at the end of 2001. These reductions were partially offset by new volume in logistics solutions due to the addition of new customers and increased volume with existing customers.

        Gross Margin.    Gross margin for the three months ended June 30, 2002 was $111.8 million, a decrease of $0.8 million compared to the three months ended June 30, 2001. The decrease was due primarily to a shipment volume decline due to the general economic slowdown. The gross margin (as a percentage of sales) was 20.8% for the three months ended June 30, 2002 and was 19.0% for the three months ended June 30, 2001. This increase was due primarily to customer mix and operating and service delivery efficiencies.

        Operating Expenses.    Operating expenses for the three months ended June 30, 2002 were $87.7 million, a decrease of $4.4 million compared to the three months ended June 30, 2001. Cargo loss and damage expenses were $3.6 million lower than in the same period in the prior year due to favorable development of claim frequency and severity trends. Bad debt expenses were $1.7 million lower primarily due to a decrease in aged receivables. Cost containment programs continue such as delayering the organization and generally reducing discretionary expenses. Also, effective January 2002, we adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is reviewed at least annually for impairment. The resultant decrease due to the elimination of goodwill amortization was $2.8 million. Partially offsetting the above were higher general and administrative expenses due to incremental expenses of the acquisitions. As a percentage of revenue, operating expenses were 16.3% for the three months ended June 30, 2002, compared to 15.6% for the three months ended June 30, 2001.

        Restructuring.    In the three months ended June 30, 2002, we recorded $0.1 million of restructuring credit pertaining to the logistics parts centers, as we were able to sublease certain parts centers facilities earlier than originally estimated. In the three months ended June 30, 2001, we incurred $4.8 million of costs primarily relating to the logistics parts centers restructuring.

        Income (Loss) from Operations.    Income from operations for the three months ended June 30, 2002 was $24.2 million, compared to $15.7 million for the same period in 2001 as a result of the factors discussed below.

        Income from operations in moving services—North America for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 increased $4.9 million primarily due to lower cargo loss and damage expenses and reduced general and administrative expenses. These favorable variances were partially offset by lower Allied and northAmerican lines margins as a result of the general economic slowdown.

        Income from operations for moving services—Europe and Asia Pacific decreased $2.4 million in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Gross margin was higher due to revenue mix and an increase in volume. This was more than offset by an increase in general and administrative expenses, due primarily to severance costs and increased cargo loss and damage expenses. This was partially offset by the elimination of goodwill amortization, which was $1.1 million in the three months ended June 30, 2001.

        Income from operations in insurance services for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 increased $0.5 million primarily due to higher margins due to increased revenue and the NAIT acquisition, partially offset by a FAS 133 derivative loss of $1.0 million in 2002.

        Income from operations in relocation services for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 increased $2.0 million primarily due to the CRS acquisition.

        Income from operations in logistics services for the three months ended June 30, 2002 was $2.7 million, an increase of $3.5 million compared to the three months ended June 30, 2001 due to lower general and administrative expenses and the elimination of $0.4 million of goodwill amortization. This was partially offset by lower margins due to the reduction in shipment volume.

        Interest Expense.    Interest expense for the three months ended June 30, 2002 was $12.3 million compared to $15.8 million in the three months ended June 30, 2001. This decrease is due primarily to lower interest rates and lower average borrowings.

        Provision for Income Taxes.    For the three months ended June 30, 2002, income tax expense was $4.2 million based on pre-tax income of $11.2 million. For the three months ended June 30, 2001, income tax expense was $5.5 million based on pre-tax income of $0.4 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

        The following table sets forth certain figures regarding our results of operations for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$495.4	$607.4	(18.4)%
Moving Services—Europe and Asia Pacific	156.5	154.7	1.2%
Insurance Services	33.3	22.7	46.7%
Relocation Services	18.6	1.0	f

Global Relocation Services	703.8	785.8	(10.4)%
Logistics Services	263.0	315.9	(16.7)%

Operating revenues	$966.8	$1,101.7	(12.2)%

Gross margin	$202.8	$211.0	(3.9)%
Operating expenses	173.2	194.7	(11.0)%
Restructuring	(0.8)	5.0	f

Income (loss) from operations	$30.4	$11.3	f

Income (loss) from operations:
Moving Services—North America	$9.8	$(0.4)	f
Moving Services—Europe and Asia Pacific	4.8	7.8	(38.5)%
Insurance Services	10.3	7.7	33.8%
Relocation Services	1.9	—	f

Global Relocation Services	26.8	15.1	77.5%
Logistics Services	3.6	(3.8)	f

Income from operations	$30.4	$11.3	f

(a)
Percentages are reflected except when greater than 100%, in which case an "f" for favorable is shown.

        Shipment counts are a measure of activity commonly used by the transportation industry. The following table represents shipments handled by the moving services—North America and logistics services segments. A moving services—North America shipment is the movement of household goods from the point of origin to the final destination. Logistics services shipments represent the movement of truckload or less-than-truckload quantities of products from the point of origin to the final destination. Our moving services—Europe and Asia Pacific segment, which operates outside of North America (principally the United Kingdom and Australia), primarily generates revenues among the following activities: domestic moving, international moving, business moving services and records management. While shipments are an indicator of revenue in residential moving, aggregate shipment counts for our moving services—Europe and Asia Pacific segment are not routinely prepared and therefore are not provided.

	Number of Shipments
	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	% Increase (Decrease) from Prior Period
Moving Services—North America:
U.S. and Canada	100,600	116,100	(13.3)%
International	14,100	19,100	(26.2)%
Logistics services:
Specialized transportation	188,800	206,500	(8.6)%
European operations	178,500	192,900	(7.5)%

        Operating Revenues.    Operating revenues for the six months ended June 30, 2002 were $966.8 million, a decrease of $134.9 million compared to the same period in 2001 primarily as a result of the factors discussed below.

        Revenue in moving services—North America for the six months ended June 30, 2002 decreased $112.0 million as compared to the six months ended June 30, 2001 due primarily to the general economic slowdown which resulted in lower shipment activity of approximately 15% and 12% in the Allied and northAmerican lines, respectively, and in the international unit.

        Revenue in moving services—Europe and Asia Pacific increased $1.8 million in the six months ended June 30, 2002 as compared to the three months ended June 30, 2001. This was primarily due to an increase in Asia Pacific revenue, as Asia business and the domestic and international moving business in Australia improved. Records management business also improved for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This was partially offset by softness in U.K. industrial moving.

        Revenue in insurance services for the six months ended June 30, 2002 was $10.6 million higher as compared to the six months ended June 30, 2001. The increase was due to the NAIT acquisition, a general increase in rates and additional market penetration.

        Revenue in relocation services for the six months ended June 30, 2002 was $17.6 million higher as compared to the six months ended June 30, 2001. The increase was due to the CRS acquisition.

        Revenue in logistics services decreased $52.9 million in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due primarily to reduced shipments within specialized transportation and reduced activity levels in freight forwarding, due to the general economic slowdown, particularly in the technology and telecommunications sectors. Also, revenues were $9.8 million lower than in the six months ending June 30, 2001 as we exited the parts center business at the end of 2001. These reductions were partially offset by new volume in logistics solutions due to the addition of new customers and increased volume with existing customers.

        Gross Margin.    Gross margin for the six months ended June 30, 2002 was $202.8 million, a decrease of $8.2 million compared to the six months ended June 30, 2001. The decrease was due primarily to a shipment volume decline due to the general economic slowdown. The gross margin (as a percentage of sales) was 21.0% for the six months ended June 30, 2002 and was 19.2% for the six months ended June 30, 2001. This increase was due primarily to customer mix and operating and service delivery efficiencies.

        Operating Expenses.    Operating expenses for the six months ended June 30, 2002 were $173.2 million, a decrease of $21.5 million compared to the six months ended June 30, 2001. Cargo loss and damage expenses were $4.3 million lower than in the same period in the prior year due to favorable development of claim frequency and severity trends. Bad debt expenses were $1.5 million lower than in the same period in 2001 primarily due to a decrease in aged receivables. Cost containment programs continue such as delayering the organization and generally reducing discretionary expenses. Also, effective January 2002, we adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is reviewed at least annually for impairment. The resultant decrease due to the elimination of goodwill amortization was $5.5 million. Partially offsetting the above were higher general and administrative expenses due to incremental expenses of the acquisitions. As a percentage of revenue, operating expenses were 17.9% for the six months ended June 30, 2002, compared to 17.7% for the six months ended June 30, 2001.

        Restructuring.    In the six months ended June 30, 2002, we recorded $0.8 million of restructuring credit pertaining to the logistics parts centers, as we were able to sublease certain parts centers facilities earlier than originally estimated. In the six months ended June 30, 2001, we incurred $5.0 million of costs, due primarily to the logistics parts center restructuring.

        Income from Operations.    Income from operations for the six months ended June 30, 2002 was $30.4 million, compared to $11.3 million for the same period in 2001 as a result of the factors discussed below.

        Income from operations in moving services—North America for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 increased $10.2 million primarily due to lower cargo loss and damage expense, reduced general and administrative expenses and the elimination of goodwill amortization which was $2.5 million for the six months ended June 30, 2001. Income from operations in the moving services—North America for the six months ended June 30, 2002 was also higher than for the six months ended June 30, 2001 due to the expenses associated with the January 2001 agent convention. These favorable variances were partially offset by lower Allied and northAmerican lines margins as a result of the general economic slowdown.

        Income from operations for the moving services—Europe and Asia Pacific decreased $3.0 million in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Gross margin was higher due to revenue mix. This was more than offset by an increase in general and administrative expenses, due primarily to severance costs and increased customer claims. Also, there was a year-over-year decrease of $1.0 million relating to gains on outstanding foreign currency exchange contracts. This was partially offset by the elimination of goodwill amortization, which was $2.3 million in the six months ended June 30, 2001.

        Income from operations in insurance services for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 increased $2.6 million primarily due to a year-over-year FAS 133 derivative gain of $0.8 million and higher margins due to increased revenue and the NAIT acquisition.

        Income from operations in relocation services for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 increased $1.9 million primarily due to the CRS acquisition.

        Income from operations in logistics services for the six months ended June 30, 2002 was $3.6 million, an increase of $7.4 million compared to the six months ended June 30, 2001 due to lower general and administrative expenses and the elimination of $0.8 million of goodwill amortization. This was partially offset by lower margins due to the reduction in shipment volume.

        Interest Expense.    Interest expense for the six months ended June 30, 2002 was $24.8 million compared to $31.6 million in the six months ended June 30, 2001. This decrease is due primarily to lower interest rates and lower average borrowings.

        Provision (Benefits) for Income Taxes.    For the six months ended June 30, 2002, income tax expense was $1.5 million based on pre-tax income of $5.2 million. For the six months ended June 30, 2001, the income tax benefit was $20.1 million based on a pre-tax loss of $20.0 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

Financial Condition

        The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Liquidity and Capital Resources

        We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense, which was $62.0 million in 2001, and is expected to approximate $55.0 million in 2002 due to lower interest rates and average borrowings;
  •
  principal repayments of debt, which will total $31.1 million in 2002, $26.9 million in 2003, $25.5 million in 2004, $39.9 million in 2005, $127.9 million in 2006 and $300.2 million thereafter;
  •
  capital expenditures, which were $48.3 million in 2001, and are expected to approximate $32.0 million in 2002, and
  •
  working capital requirements as may be needed to support business growth.

        The seasonal nature of the moving business results in increased short-term working capital requirements in the summer months. This will result in an increase in receivables which are typically collected, and revolving credit borrowings which are typically repaid, by late fall. Due to this seasonality, we can operate with negative working capital due to the turnover of our accounts receivable and access to our revolving credit facility.

        Debt Service.    Principal and interest payments under our senior credit facility and interest payments on the notes represent significant liquidity requirements for us. As of June 30, 2002, we had $568.7 million of indebtedness comprised of indebtedness for borrowed money and capital leases, consisting of

  •
  the $150.0 million principal amount of our 13 3/8% senior subordinated notes,
  •
  $334.6 million outstanding under our term loans (consisting of a note payable—tranche A and a note payable—tranche B amounting to $124.7 million and $209.9 million, respectively),
  •
  $40.0 million outstanding under our $150.0 million revolving credit facility,
  •
  $19.2 million of capital leases, and
  •
  $24.9 million of other debt.

As a result, we are required to devote a substantial amount of our cash flow to service this indebtedness. We are required to repay our note payable—tranche A in quarterly principal payments over seven years and our note payable—tranche B in quarterly principal payments over eight years. We are required to repay any amounts borrowed under the revolving credit facility forming part of our senior credit facility by the seventh anniversary of the initial borrowings under the senior credit facility. All borrowings under the senior credit facility bear interest at floating rates based upon the interest rate option elected by us.

        In connection with the purchase of the relocation services business of Cooperative Resource Services, Ltd. on May 3, 2002, we borrowed an additional $50.0 million under the note payable—tranche B facility. See "Management's Discussion and Analysis of Financial Condition and of Operations—Overview."

        Covenant Restrictions.    The senior credit facility imposes restrictions on our ability to make capital expenditures. Additionally, the senior credit facility, the indenture governing the notes and the agreements governing our parent company's senior discount debt, which as at June 30, 2002, had accreted to $52.0 million, limit our ability to incur additional indebtedness. Such restrictions could limit our ability to

  •
  respond to certain market conditions,
  •
  meet our capital spending program,
  •
  provide for unanticipated capital investments or
  •
  take advantage of business opportunities.

The covenants in the senior credit facility also, among other things, limit our ability to

  •
  dispose of assets,
  •
  incur guarantee obligations,
  •
  prepay other indebtedness,
  •
  make restricted payments,
  •
  create liens,
  •
  make equity or debt investments,
  •
  make acquisitions,
  •
  modify terms of the indenture,
  •
  engage in mergers or consolidations,
  •
  change the business conducted by us,
  •
  make capital expenditures or
  •
  engage in certain transactions with affiliates.

The indenture governing our senior subordinated notes and the agreements governing our parent company's senior discount debt, which as at June 30, 2002, had accreted to $52.0 million, contain a number of similar restrictions.

  Capital Expenditures.

        Capital expenditures for 2002 are expected to approximate $32.0 million for computer equipment, software development and transportation and warehouse equipment.

        Financing Sources.    As of June 30, 2002, there was approximately $95.6 million available under the revolving credit facility forming part of our senior credit facility to meet our future working capital and other business needs. We believe that cash generated from operations, which was $32.3 million, primarily due to an increase in accounts payable and other current liabilities, partially offset by seasonal growth in accounts receivable for the six months ended June 30, 2002, together with amounts available under the revolving credit facility and any other available source of liquidity will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months. Our future operating performance and ability to service or refinance the notes and to repay, extend, or refinance our senior credit facility will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

        We made a $21.9 million prepayment of notes payable—tranche A and notes payable—tranche B debt on March 29, 2002, due to excess cash flow in 2001, as defined in our senior credit facility. Of that amount, approximately $4.2 million replaced principal payments due at that time, with the remaining approximately $17.7 million reducing future principal payments.

        In addition, we guarantee operating lines of credit maintained by wholly-owned foreign subsidiaries. As of December 31, 2001 and 2000, the outstanding balance was $1.2 million and $1.9 million, respectively.

        In connection with the purchase of the relocation services business of Cooperative Resource Services, Ltd. on May 3, 2002, we borrowed an additional $50.0 million under our senior credit facility. See "Management's Discussion and Analysis of Financial Condition and of Operations—Overview."

Seasonality

        Our operations are subject to seasonal trends common to the moving industry. Results of our operations for the quarters ending in December and March are typically lower than the quarters ending in June and September due to reduced shipments in the winter months. With respect to moving services—North America, over half of revenue is typically generated from May through September. For logistics services, shipping requirements of the customer base result in higher shipment volumes at the end of each quarter. Moving services—Europe and Asia Pacific experiences seasonality with respect to residential relocations; however, this is somewhat diminished by the geographic diversity of our business moving activities and involvement with other non-seasonal operations such as records management and office moving.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), superseding SFAS 121, effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are for long-lived assets to be disposed of by sale or otherwise are effective for disposal activities initiated by an entity's commitment to a plan after the initial date of adoption of SFAS 144. We are currently assessing the impact of SFAS 144 on our operating results and financial condition.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this statement related to rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of the statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. We are considering the Standard and its effect on our financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF (Emerging issues Task Force) Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are considering the Standard and its effect on our financial statements.

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $3.2 million.

        We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.

        We had three open interest rate swap agreements as of June 30, 2002. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment. Therefore, market rate changes are reported in Other Comprehensive Income. The following is a recap of each agreement.

Notional amount	$40.0 million	$70.0 million	$20.0 million
Fixed rate paid	4.91%	5.44%	4.785%
Variable rate received	3 month LIBOR	1 month LIBOR	1 month LIBOR
Expiration date	March 2003	December 2002	April 2003

        Assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the six months ended June 30, 2002 and 2001, we recognized currency gains of $0 million and $0.8 million, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. Dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the Euro. The contract amounts of foreign currency forwards at June 30, 2002 and December 31, 2001 were $3.6 million and $3.5 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of December 31, 2001 would result in a hypothetical loss of approximately $0.35 million. Changes in fair value relating to these derivatives are recognized in current period earnings. For the six months ended June 30, 2002 and 2001, we recognized $0.1 and $1.0 million, respectively, of gains resulting from changes in the fair value of foreign currency derivatives.

        The company holds various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the six months ended June 30, 2002 and 2001, we recognized $0.8 and $0 million of gains, respectively.

        Other assets at June 30, 2002, included marketable equity securities which are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

Restructuring

        In June 2001, our Logistics Services operating segment established a program to exit the Parts Center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the Parts Center business by the end of 2001. Due to lease terms and severance agreements, certain facility lease payments will continue through September

2005. During the six months ended June 30, 2002, $0.8 million of restructuring credit occurred when we were able to sublease certain Parts Center facilities earlier than originally estimated.

Forward Looking Statements

        This Form 10-Q may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the changes in the markets for the Company's products and services, including the future growth of the logistics and relocation markets, expected characteristics of competition, foreign exchange risk, expected actions of third parties such as agents, representatives, owner/operators and suppliers and other factors discussed in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

Subsequent Events

        On July 1, 2002, we entered into a ten year purchase commitment totaling $182.6 million with Covansys Corporation and Affiliated Computer Services, Inc. to provide outsourcing services for 100% of the Company's information systems infrastructure, including data center operations and telecommunications, and, initially, 50% of application software development. Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership, a shareholder of SIRVA that is managed by Clayton, Dubilier and Rice, Inc. and an affiliate of the controlling shareholder of SIRVA, Clayton, Dubilier & Rice Fund V Limited Partnership, owns approximately 23% of the outstanding common stock of Covansys Corporation.

        On July 29, 2002, a subsidiary of SIRVA, RS Acquisition, LLC, acquired The Rowan Group PLC (UK) and Rowan Simmons Conveyancing Limited (UK) ("Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities, and other services to corporations that assist employees in their relocation needs, for approximately $14.0 million. The purchase price was funded from the proceeds of a loan from Fleet National Bank. Under the terms of a purchase agreement between RS Acquisition, LLC and the Company, the Company will acquire Rowan Simmons from RS Acquisition, LLC within six months from the date of purchase for approximately $14.0 million.

PART II.    Other Information

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities and Use of Proceeds

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          None

  (b)
  Reports on Form 8-K

          None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN VAN LINES, INC.
Date August 13, 2002	/s/ RONALD L. MILEWSKI Ronald L. Milewski Chief Financial Officer
Date August 13, 2002	/s/ DENNIS M. THOMPSON Dennis M. Thompson Controller

QuickLinks

NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Balance Sheets At June 30, 2002 and December 31, 2001 (Dollars in thousands except share data) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statements of Operations For the three and six months ended June 30, 2002 and 2001 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statement of Changes in Stockholder's Equity For the six months ended June 30, 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2002 and 2001 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements June 30, 2002 (Dollars in thousands) (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES