Form 10-Q
period 2002-09-30
NORTH AMERICAN VAN LINES INC /DE
filed 2002-11-12
CIK 1103280

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Balance Sheets

At September 30, 2002 and December 31, 2001
(Dollars in thousands except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$45,238	$32,119
Accounts and notes receivable, net of allowance for doubtful accounts of $26,146 and $24,386, respectively	386,808	267,112
Other current assets	55,427	38,289
Deferred and recoverable income taxes	37,157	39,553

Total current assets	524,630	377,073

Property and equipment, net	175,836	165,367
Goodwill and intangible assets, net	533,408	413,229
Receivable from SIRVA, Inc.	27,284	23,268
Other assets	108,086	116,877

Total long-term assets	844,614	718,741

Total assets	$1,369,244	$1,095,814

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$20,628	$16,958
Current portion of capital lease obligations	3,036	4,006
Revolving credit facilities and notes payable	6,921	47,235
Accounts payable	138,270	61,009
Other current liabilities	322,588	273,804
Accrued income tax payable	1,059	2,285

Total current liabilities	492,502	405,297

Long-term debt	525,555	440,410
Capital lease obligations	14,228	16,366
Due to SIRVA, Inc.	15,112	38,515
Other liabilities	47,870	43,722
Deferred income taxes	42,122	29,714

Total long-term liabilities	644,887	568,727

Total liabilities	1,137,389	974,024

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in-capital	271,987	188,950
Accumulated other comprehensive loss	(13,887)	(17,988)
Accumulated deficit	(26,245)	(49,172)

Total stockholder's equity	231,855	121,790

Total liabilities and stockholder's equity	$1,369,244	$1,095,814

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Operating revenues	$674,169	$671,896	$1,640,967	$1,773,559
Operating expenses:
Purchased transportation expense	414,716	443,098	989,304	1,135,481
Other direct expense	116,767	99,109	306,217	297,399

Total direct expenses	531,483	542,207	1,295,521	1,432,880
Gross margin	142,686	129,689	345,446	340,679
Insurance and claims	15,367	13,425	36,166	40,645
Other indirect expense	3,575	2,193	6,002	7,058

Total indirect expenses	18,942	15,618	42,168	47,703
Selling, general and administrative expenses	78,634	82,717	228,628	245,313
Restructuring charge (credit)	—	(112)	(842)	4,896

Income from operations	45,110	31,466	75,492	42,767
Non-operating income (expense)	(8)	(67)	(316)	197

Income before interest and taxes	45,102	31,399	75,176	42,964
Interest expense	13,834	16,497	38,679	48,085

Income (loss) before income taxes	31,268	14,902	36,497	(5,121)
Provision (benefit) for income taxes	12,042	18,831	13,570	(1,300)

Income (loss) before cumulative effect of accounting change	19,226	(3,929)	22,927	(3,821)
Cumulative effect of accounting change, net of tax	—	—	—	(328)

Net income (loss)	$19,226	$(3,929)	$22,927	$(4,149)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statement of Changes in Stockholder's Equity

For the nine months ended September 30, 2002
(Dollars in thousands)
(Unaudited)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 31, 2001	$121,790	$(49,172)	$(17,988)	$—	$188,950
Comprehensive income (loss):
Net income	22,927	22,927
Unrealized hedging gain, net of tax of $872	1,308		1,308
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(875)	(1,312)		(1,312)
Foreign currency translation adjustment, net of tax of $2,781	4,105		4,105

Total comprehensive income	27,028
Additional capital contribution	83,037				83,037

Balance at September 30, 2002	$231,855	$(26,245)	$(13,887)	$—	$271,987

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	Sept 30, 2002	Sept 30, 2001
Net cash provided by operating activities	$46,738	$51,046

Cash flows from investing activities:
Additions of property and equipment	(24,916)	(33,654)
Proceeds from sale of property and equipment	2,336	3,916
Purchases of investments	(43,522)	(61,349)
Proceeds from maturity or sale of investments	45,627	58,132
Acquisitions	(86,162)	—
Other investing activities	(1,248)	(1,154)

Net cash used for investing activities	(107,885)	(34,109)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities and notes payable, net	5,407	(12,840)
Change in balance of outstanding checks	(8,413)	(5,122)
Borrowings on long-term debt	50,403	—
Principal payments on long-term debt	(23,072)	(8,850)
Capital contributions from SIRVA	56,500	—
Other financing activities	(7,477)	(1,494)

Net cash provided by (used for) financing activities	73,348	(28,306)

Effect of translation adjustments on cash	918	286

Net increase (decrease) in cash and cash equivalents	13,119	(11,083)
Cash and cash equivalents at beginning of period	32,119	43,509

Cash and cash equivalents at end of period	$45,238	$32,426

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2002

(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

        This report covers North American Van Lines, Inc., a Delaware corporation, and its subsidiaries (the "Company").

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

        Certain reclassifications have been made to the condensed consolidated financial statements for the prior periods presented to conform with the September 30, 2002 presentation.

(2) Acquisition Commitment, Acquisitions and Related Party

  (a) Acquisition Commitment and Related Party

          On July 29, 2002, RS Acquisition, LLC, a subsidiary of SIRVA, Inc. ("SIRVA"), the Company's parent, acquired The Rowan Group PLC (UK) and Rowan Simmons Conveyancing Limited (UK) (together, "Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities, and other services to corporations that assist employees in their relocation needs, for approximately $14,000. The purchase price was funded from the proceeds of a loan from Fleet National Bank. Under the terms of a purchase agreement between RS Acquisition, LLC and the Company, the Company agreed to acquire Rowan Simmons, excluding the homes inventory and associated mortgage liabilities, from RS Acquisition, LLC within six months from the date of purchase for approximately $14,000. Since the transaction will be between entities under common control, the transaction will be accounted for in a manner similar to a pooling-of- interests.

  (b) Acquisitions and Related Party

          On May 3, 2002, SIRVA, through two wholly owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation LLC ("SIRVA Relocation"), which is directly owned by the Company, purchased such business' acquired assets and equity other than equity relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, CMS Holding LLC ("CMS Holding"), which is directly owned by SIRVA. The mortgage lending operations share common customers with the other operations of SIRVA Relocation. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60,000, of which $3,500 was paid for the assets of the mortgage lending operations. Approximately $45,000 of the purchase price was paid in cash and $15,000 (non-cash) was paid in notes issued by the Company. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition including $26,572 of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which indebtedness was assumed by CMS Holding. The cash purchase price for the acquisition, as well as approximately $24,100 of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds of $36,500 of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier and Rice, Inc. ("Fund VI") and an affiliate of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("Fund V"), the controlling shareholder of SIRVA, and the incurrence of $50,000 additional senior indebtedness by the Company. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $83,672.

        The following unaudited pro forma consolidated information presents the results of operations of the Company as if the acquisition of CRS had taken place at the beginning of each period presented:

	Three Months Ended Sept 30, 2002	Three Months Ended Sept 30, 2001	Nine Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2001
Revenue	$674,169	$690,761	$1,668,048	$1,834,645

Income (loss) before cumulative effect of accounting change	$19,226	$(2,980)	$24,584	$(756)
Cumulative effect of accounting change, net of tax	—	—	—	(843)

Net income (loss)	$19,226	$(2,980)	$24,584	$(1,599)

        The unaudited pro-forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 2001, or of future results of operations.

        On April 12, 2002, the Company purchased the business ("NAIT") conducted by the National Association of Independent Truckers, a leading provider of insurance services to independent contract truck drivers, for $25,359 in cash, $3,611 in assumed net liabilities, a deferred amount of $3,000 payable subject to maintaining a certain number of insured members as of December 31, 2002 and 2003 and an actuarially determined amount to be paid during 2003 and 2004, based on insurance losses incurred with respect to policies issued during the year ended December 31, 2001. NAIT is an association of more than 11,000 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from the sale of securities, existing cash balances and $20,000 of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI.

The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $33,508.

        On December 31, 2001, the Company and Moveline, Inc. ("Moveline") completed a merger under an agreement and plan of merger ("Merger Agreement") dated as November 9, 2001, through a stock-for-stock merger of Moveline and a wholly owned subsidiary of the Company ("Merger") with such subsidiary as the surviving corporation. Under the terms of the Merger Agreement, Moveline's stockholders received shares of common stock of SIRVA for Moveline shares acquired in the Merger. During the three months ended September 30, 2002, an intercompany payable with SIRVA of $26,537 associated with the Merger was converted by SIRVA to additional paid-in-capital (non-cash).

(3) Cash and Cash Equivalents

        Cash and cash equivalents included $18,127 and $13,474 primarily relating to the Company's wholly owned insurance subsidiaries, at September 30, 2002 and December 31, 2001, respectively, require regulatory agency approval prior to being used for non-insurance related purposes.

(4) Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following:

	September 30, 2002	December 31, 2001
Trade names, net	$165,670	$165,670
Goodwill, net	367,738	247,559

	$533,408	$413,229

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Nine Months Ended September 30, 2002
Balance as of January 1, 2002	$247,559
Goodwill acquired:
NAIT	33,508
SIRVA Relocation	83,672
Other acquisitions	2,999

Balance as of September 30, 2002	$367,738

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

        The carrying amount of goodwill attributable to each reportable business segment was as follows:

	September 30, 2002	December 31, 2001
Moving Services—North America	$70,403	$70,141
Moving Services—Europe and Asia Pacific	118,233	115,496
Insurance Services	78,476	44,968
Relocation Services	83,672	—

Global Relocation Services	350,784	230,605
Logistics Services	16,954	16,954

	$367,738	$247,559

        The following represents a comparison of results for the three and nine months ended September 30, 2002 and 2001 adjusted to exclude amortization expense:

	Three Months Ended Sept 30, 2002	Three Months Ended Sept 30, 2001	Nine Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2001
Net income (loss), as reported	$19,226	$(3,929)	$22,927	$(4,149)
Amortization of goodwill and trade names	—	2,749	—	8,267
Income tax provision	—	(1,100)	—	(3,307)

Pro forma net income (loss)	$19,226	$(2,280)	$22,927	$811

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

(6) Long-term Debt

        Long-term debt consisted of the following:

	September 30, 2002	December 31, 2001
Revolving credit facility	$46,000	—
Note payable—Tranche A	123,750	$135,000
Note payable—Tranche B	209,887	171,500
Senior subordinated notes	150,000	150,000
Other	16,546	868

Total debt	546,183	457,368
Less current maturities	20,628	16,958

Total long-term debt	$525,555	$440,410

        On April 30, 2002, as part of the financing of the acquisition of CRS, the Company amended its credit agreement to increase Note Payable—Tranche B by $50,000. The incremental facility is subject to the same terms and conditions of the credit agreement.

        On May 3, 2002, as part of the financing of the acquisition of CRS, the Company issued two 10% notes payable, Seller Note A amounting to $10,000 and Seller Note B amounting to $5,000 (the "Seller Notes"). The Seller Notes are subordinated to the Company's senior debt. Seller Note A is due May 3, 2007. Seller Note B is due May 3, 2012 or May 3, 2007, if certain conditions are met. On a quarterly basis, 50% of the interest on the outstanding principal amount will accrete and be added to the principal amount and 50% will be paid in cash. The amount of accretion at September 30, 2002 was $207 and $104 for Seller Note A and Seller Note B, respectively.

        During the second quarter 2002, the Company determined that the revolving credit facility should be classified as a component of long-term debt, due to the nature of its borrowings. The revolving credit facility is a component of the Company's credit agreement that matures in 2006.

(7) Commitments and Contingencies

  (a) Litigation

          The Company was a defendant in a personal injury suit resulting from a 1996 accident involving one of its agent's drivers. The case was tried in 1998, and the Company was found liable. After appeals, a final judgment remains to be paid as of September 30, 2002 in the amount of approximately $15,039. The Company believes the loss is fully covered by insurance; however, one of the Company's several co-insurers of this case has filed suit contesting its coverage obligations. If the co-insurer prevails, there is the possibility that a portion of the judgment will be uninsured. The potential uninsured portion of the judgment ranges from $0 to approximately $7,200. The Company has a reserve that it considers appropriate within this range.

          The Company and certain subsidiaries are also defendants in numerous lawsuits relating principally to motor carrier operations. In the opinion of management, after consulting with its legal counsel, the amount of the Company's ultimate liability resulting from these matters will not materially affect the Company's financial position, results of operations or liquidity; however, such liability may be material to any given quarter.

  (b) Environmental Matters

          The Company is named as a potentially responsible party ("PRP") in two environmental cleanup proceedings by federal or state authorities and one additional environmental clean-up proceeding by a group of PRP's. The suits are brought under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or other federal or state statutes. Based on all known information, it is estimated that the settlement cost of each PRP site would not be materially or significantly larger than the litigation reserves established, which totaled $35 as of September 30, 2002 and December 31, 2001, respectively. It is possible that additional claims or lawsuits involving now unidentified environmental sites may arise in the future.

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

  (c) Purchase Commitments

          On July 1, 2002, the Company entered into a ten year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide outsourcing services for 100% of the Company's information systems infrastructure, including data center operations and telecommunications, and, initially, approximately 50% of application software development. Covansys Corporation is a related party, as approximately 23% of its outstanding common stock is owned by Fund VI, an affiliate of Fund V. As of September 30, 2002, the remaining purchase commitment was $181,246.

          The Company has entered into certain purchase commitments primarily for trailers and software licenses in the amount of $5,284 and $9,844 as of September 30, 2002 and December 31, 2001, respectively.

(8) Operating Segments

        Due to the acquisitions described in Note (2), the Company realigned certain businesses within its segment structure and created two additional segments. As of September 30, 2002, the Company has five reportable segments—1) Moving Services-North America, 2) Moving Services-Europe and Asia Pacific, 3) Insurance Services, 4) Relocation Services and 5) Logistics Services. Segments 1) through 4) comprise Global Relocation Services. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with revenues reflected in the segment responsible for billing the end customer. Prior period segment information has been restated to reflect these changes.

        The Moving Services-North America segment provides domestic and international residential moving services, operating as North American Van Lines, Allied Van Lines and Global Van Lines, through a network of exclusive agents. It provides packing, loading, transportation, delivery and warehousing services for any type of household move in the U.S. and Canada and also coordinates these same services for customers on a global basis.

        The Moving Services-Europe and Asia Pacific segment, operating principally as Pickfords or Allied Pickfords, operates in the United Kingdom, portions of Europe, Australia, New Zealand and other Asia Pacific locations and provides complete domestic and international moving services. It also provides a full range of office and industrial moving services including records management in most of the aforementioned locations.

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

        The Relocation Services segment is comprised of SIRVA Relocation and its wholly owned subsidiaries, which provide comprehensive relocation services nationally to companies and their employees, including home sale services and relocation coordination services.

        The Logistics Services segment operates in North America, the United Kingdom and mainland Europe and provides specialized transportation, handling and delivery services to principally electronics, medical equipment and other suppliers of sensitive goods with unique service requirements. It also provides supply chain management solutions including serialized tracking, inventory and stock management, in-transit product merge and configuration and other customized services, principally to customers with unique requirements. It also provides freight forwarding and brokerage services to customers, as well as vehicle and driver services to the Company, agents and owner-operators.

        The tables below represent information about revenues, income (loss) from operations and total assets by segment used by the chief decision-makers of the Company:

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Revenues
Moving Services—North America	$387,975	$419,307	$883,341	$1,026,691
Moving Services—Europe & Asia Pacific	103,692	94,250	260,215	248,957
Insurance Services	24,837	12,325	58,164	35,061
Relocation Services	26,708	582	45,323	1,525

Global Relocation Services	543,212	526,464	1,247,043	1,312,234
Logistics Services	130,957	145,432	393,924	461,325

Consolidated revenues	$674,169	$671,896	$1,640,967	$1,773,559

Income (loss) from operations
Moving Services—North America	$23,075	$18,808	$32,924	$18,442
Moving Services—Europe & Asia Pacific	12,694	9,379	17,480	17,148
Insurance Services	6,703	3,172	16,957	10,896
Relocation Services	4,416	(390)	6,348	(426)

Global Relocation Services	46,888	30,969	73,709	46,060
Logistics Services	(1,778)	497	1,783	(3,293)

Consolidated income from operations	$45,110	$31,466	$75,492	$42,767

	As of
	Sept 30, 2002	Dec 31, 2001
Total assets
Moving Services—North America	$463,566	$417,651
Moving Services—Europe & Asia Pacific	342,269	304,271
Insurance Services	196,609	142,846
Relocation Services	169,686	1,215

Global Relocation Services	1,172,130	865,983
Logistics Services	197,114	229,831

Consolidated total assets	$1,369,244	$1,095,814

(9) Restructuring

        The following table provides details of restructuring for the nine months ended September 30, 2002:

	Restructuring Accrual as of Dec 31, 2001	Restructuring Credit	Payments	Restructuring Accrual as of Sept 30, 2002
Logistics Parts Centers
Severance cost	$40	$—	$(40)	$—
Building leases and other	2,197	(842)	(524)	831

Total restructuring cost	$2,237	$(842)	$(564)	$831

        In June 2001, the Company's Logistics Services operating segment established a program to exit the Parts Center business. The program charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the Parts Center business by the end of 2001. Due to lease terms and severance agreements, certain payments will continue through September 2005. During the nine months ended September 30, 2002, the restructuring accrual was reduced when the Company was able to sublease certain Parts Centers facilities earlier than originally estimated. As of September 30, 2002, 293 employees had been terminated.

(10) Supplemental Information

        The following summarized consolidating balance sheets, statements of operations and statements of cash flows were prepared to segregate such financial statements between those entities that have guaranteed the Company's senior subordinated notes ("Guarantor" entities) and those entities that did not guarantee such debt ("Non-Guarantor" entities).

        Consolidated condensed balance sheet data as of September 30, 2002 and December 31, 2001 is summarized as follows:

	September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$143,641	$179,880	$79,359	$(16,072)	$386,808
Other current assets	61,990	54,936	20,967	(71)	137,822

Total current assets	205,631	234,816	100,326	(16,143)	524,630

Property and equipment, net	66,309	22,366	87,161	—	175,836
Goodwill and intangible assets, net	530,172	3,236	—	—	533,408
Other assets	469,292	233,565	221,569	(789,056)	135,370

Total assets	$1,271,404	$493,983	$409,056	$(805,199)	$1,369,244

Current liabilities	$169,139	$235,521	$107,210	$(19,368)	$492,502
Long-term debt and capital lease obligations	532,005	223	7,555	—	539,783
Other liabilities	153,588	44,779	—	(93,263)	105,104

Total liabilities	854,732	280,523	114,765	(112,631)	1,137,389
Stockholder's equity	416,672	213,460	294,291	(692,568)	231,855

Total liabilities and stockholder's equity	$1,271,404	$493,983	$409,056	$(805,199)	$1,369,244

	December 31, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$118,345	$92,560	$63,795	$(7,588)	$267,112
Other current assets	43,935	21,701	44,619	(294)	109,961

Total current assets	162,280	114,261	108,414	(7,882)	377,073

Property and equipment, net	72,523	11,687	81,157	—	165,367
Goodwill and intangible assets, net	409,993	3,236	—	—	413,229
Other assets	279,378	151,257	374,030	(664,520)	140,145

Total assets	$924,174	$280,441	$563,601	$(672,402)	$1,095,814

Current liabilities	$152,406	$138,820	$122,525	$(8,454)	$405,297
Long-term debt and capital lease obligations	448,225	226	8,325	—	456,776
Other liabilities	82,809	25,199	—	3,943	111,951

Total liabilities	683,440	164,245	130,850	(4,511)	974,024
Stockholder's equity	240,734	116,196	432,751	(667,891)	121,790

Total liabilities and stockholder's equity	$924,174	$280,441	$563,601	$(672,402)	$1,095,814

        Consolidated condensed statements of operations data for the nine months ended September 30, 2002 and 2001 are summarized as follows:

	Nine months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$581,564	$649,164	$449,847	$(39,608)	$1,640,967
Total operating expenses	565,030	620,718	419,335	(39,608)	1,565,475

Income from operations	16,534	28,446	30,512	—	75,492
Non-operating income (expense) and minority interest	2,556	—	(2,872)	—	(316)

Income before interest, income taxes and accounting change	19,090	28,446	27,640	—	75,176
Interest expense (income)	35,652	(7,541)	(2,127)	12,695	38,679

Income (loss) before income taxes and accounting change	(16,562)	35,987	29,767	(12,695)	36,497
Provision for income taxes	3,190	4,054	6,326	—	13,570

Net income (loss)	$(19,752)	$31,933	$23,441	$(12,695)	$22,927

	Nine months ended September 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$651,836	$712,966	$443,051	$(34,294)	$1,773,559
Total operating expenses	653,011	702,889	409,420	(34,528)	1,730,792

Income (loss) from operations	(1,175)	10,077	33,631	234	42,767
Non-operating income (expense) and minority interest	(89)	(100)	386	—	197

Income (loss) before interest and income taxes	(1,264)	9,977	34,017	234	42,964
Interest expense (income)	(29,314)	(7,428)	(4,937)	89,764	48,085

Income (loss) before income taxes	28,050	17,405	38,954	(89,530)	(5,121)
Provision (benefit) for income taxes	(7,940)	361	6,279	—	(1,300)

Income (loss) before accounting change	35,990	17,044	32,675	(89,530)	(3,821)
Cumulative effect of accounting change, net of tax	—	—	328	—	(328)

Net income (loss)	$35,990	$17,044	$32,347	$(89,530)	$(4,149)

        Consolidated condensed statements of cash flows data for the nine months ended September 30, 2002 and 2001 are summarized as follows:

	Nine months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by operating activities	$21,435	$19,110	$6,193	$46,738

Cash flows from investing activities:
Additions of property and equipment	(3,002)	(6,145)	(15,769)	(24,916)
Proceeds from sale of property and equipment	641	1,241	454	2,336
Purchases of investments	—	—	(43,522)	(43,522)
Proceeds from maturity or sale of investments	—	—	45,627	45,627
Acquisitions	(82,707)	—	(3,455)	(86,162)
Other investing activities	(505)	(743)	—	(1,248)

Net cash used for investing activities	(85,573)	(5,647)	(16,665)	(107,885)

Cash flows from financing activities:
Borrowings on revolving credit facilities and notes payable, net	3,000	—	2,407	5,407
Change in balance of outstanding checks	(6,254)	(2,460)	301	(8,413)
Borrowings on long-term debt	50,403	—	—	50,403
Principal payments on long-term debt	(23,065)	(7)	—	(23,072)
Capital contribution from SIRVA	56,500	—	—	56,500
Other financing activities	(5,662)	—	(1,815)	(7,477)

Net cash provided by (used for) financing activities	74,922	(2,467)	893	73,348

Effect of translation adjustment on cash	—	—	918	918

Net increase (decrease) in cash and cash equivalents	10,784	10,996	(8,661)	13,119
Cash and cash equivalents at beginning of period	5,687	4,054	22,378	32,119

Cash and cash equivalents at end of period	$16,471	$15,050	$13,717	$45,238

	Nine months ended September 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$40,545	$(11,064)	$21,565	$51,046

Cash flows from investing activities:
Additions of property and equipment	(18,263)	(645)	(14,746)	(33,654)
Proceeds from sale of property and equipment	1,964	439	1,513	3,916
Purchases of investments	—	—	(61,349)	(61,349)
Proceeds from maturity or sale of investments	—	—	58,132	58,132
Other investing activities	(1,154)	—	—	(1,154)

Net cash used for investing activities	(17,453)	(206)	(16,450)	(34,109)

Cash flows from financing activities:
Repayments on revolving credit facilities and notes payable, net	(12,400)	—	(440)	(12,840)
Change in balance of outstanding checks	(774)	7,100	(11,448)	(5,122)
Principal payments on long-term debt	(8,850)	—	—	(8,850)
Other financing activities	(1,594)	100	—	(1,494)

Net cash provided by (used for) financing activities	(23,618)	7,200	(11,888)	(28,306)

Effect of translation adjustment on cash	—	—	286	286

Net decrease in cash and cash equivalents	(526)	(4,070)	(6,487)	(11,083)
Cash and cash equivalents at beginning of period	2,027	12,519	28,963	43,509

Cash and cash equivalents at end of period	$1,501	$8,449	$22,476	$32,426

(1)
Parent includes the accounts of North American Van Lines, Inc., a Delaware corporation and the issuer of the debt.

(2)
Total Guarantors include the accounts of the following direct or indirect subsidiaries of North American Van Lines, Inc. or its subsidiary, Allied Van Lines, Inc.:

Name	Incorporated
A Relocation Solutions Management Company	Delaware
Allied Freight Forwarding, Inc.	Delaware
Allied International N.A., Inc.	Delaware
Allied Transportation Forwarding, Inc.	Delaware
Allied Van Lines, Inc.	Delaware
Allied Van Lines Terminal Company	Delaware
Corporate Transfer Service, Inc.	Minnesota
CRS Acquisition Corp.	Delaware
Federal Traffic Service, Inc.	Indiana
Fleet Insurance Management, Inc.	Indiana
FrontRunner Worldwide, Inc.	Delaware
Global Van Lines, Inc.	Indiana
Great Falls North American, Inc.	Montana
Meridian Mobility Resources, Inc.	Delaware
NACAL, Inc.	California
National Association of Independent Truckers, LLC	Delaware
North American Logistics, Ltd.	Indiana
North American Van Lines of Texas, Inc.	Texas
ProSource Properties, Ltd.	Ohio
Relocation Management Systems, Inc.	Delaware
SIRVA Freight Forwarding, Inc.	Indiana
(formerly known as NAVTRANS International Freight Forwarding, Inc.)
SIRVA Relocation LLC	Delaware
SIRVA Title Agency, Inc.	Ohio
(formerly known as CRS Title Agency, Inc.)
StorEverything, Inc.	Delaware
U.S. Relocation Services, Inc.	Delaware
Vanguard Insurance Agency, Inc.	Illinois

Each Guarantor (other than SIRVA Title Agency, Inc.) is a wholly owned subsidiary of North American Van Lines, Inc. or its subsidiary, Allied Van Lines, Inc. and jointly and severally, irrevocably and fully and unconditionally guarantees the punctual payment of debt issued under North American Van Lines, Inc.'s senior credit facility and senior subordinated notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

        On July 29, 2002, RS Acquisition, LLC, a subsidiary of SIRVA, Inc. ("SIRVA"), our parent, acquired The Rowan Group PLC (UK) and Rowan Simmons Conveyancing Limited (UK) (together "Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities, and other services to corporations that assist employees in their relocation needs, for approximately $14.0 million. The purchase price was funded from the proceeds of a loan from Fleet National Bank. Under the terms of a purchase agreement with RS Acquisition, LLC, we agreed to acquire Rowan Simmons, excluding the homes inventory and associated mortgage liabilities, from RS Acquisition, LLC within six months from the date of purchase for approximately $14.0 million. Since the acquistion will be between entities under common control, the transaction will be accounted for in a manner similar to a pooling-of-interests.

        On May 3, 2002, SIRVA, through two wholly-owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation LLC ("SIRVA Relocation"), which we own directly, purchased all of such business' assets and equity other than the equity relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, CMS Holding LLC ("CMS Holding"), which is directly owned by SIRVA. The mortgage lending operations share common customers with the other operations of SIRVA Relocation. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60.0 million, of which $3.5 million was paid for the assets of the mortgage lending operations. Approximately $45.0 million of the cash purchase price was paid in cash and $15.0 million (non-cash) was paid in notes issued by us, of which $10.0 million is due in 2007 and $5.0 million is due in 2012 or 2007 if certain conditions are met. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition, including $26.6 million of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by CMS Holding. The cash purchase price for the acquisition, as well as approximately $24.1 million of other indebtedness of the acquired business that was refinanced as part of the acquisition, were financed with the proceeds of $36.5 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton Dubilier and Rice, Inc. ("Fund VI") and an affiliate of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("Fund V"), the controlling shareholder of SIRVA, and the incurrence of $50.0 million of additional senior indebtedness. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $83.7 million.

        On April 12, 2002, we purchased the business ("NAIT") conducted by the National Association of Independent Truckers, a leading provider of insurance services to independent contract truck drivers, for approximately $25.4 million in cash, $3.6 million in assumed net liabilities, a deferred amount of $3.0 million payable subject to the completion of certain operating performance objectives during 2002 and 2003 and an actuarially determined amount to be paid during 2003 and 2004, based on the ultimate losses incurred with respect to policies issued during the year ended December 31, 2001. NAIT is an association of more than 11,000 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from the sale of securities and existing cash balances and $20.0 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI. The cost to acquire the NAIT assets has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $33.5 million.

        Due to these acquisitions, we have realigned certain businesses within our segment structure and created two additional segments. Our operating revenues are derived from the following five business segments: (1) our moving services—North America segment, (2) our moving services—Europe and Asia Pacific segment, (3) our insurance services, (4) our relocation services, and (5) our logistics services. Segments (1) through (4) comprise global relocation services. Our operating income and cash flow from operations are influenced by industry volume and market share as well as selling prices for our services. Additionally, they are impacted by the availability and cost of hauling capacity and by a number of significant business, economic and competitive factors, many of which are not within our control.

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

        Our relocation services segment is comprised of SIRVA Relocation and its wholly-owned subsidiaries, which provide comprehensive relocation services nationally to companies and their employees, including home sale services and relocation coordination services.

        Our logistics services segment consists of (1) logistics solutions, which includes finished goods distribution, order fulfillment, project-specific delivery management and the tracking of products through the supply chain, with a focus on high-value products; (2) specialized transportation services, which facilitates the movement of computers, electronics, telecommunications and medical equipment, trade show exhibition materials, fine art and other products that require specialized transportation, distribution or delivery solutions; (3) network services, which provides freight forwarding and brokerage services to customers, as well as vehicle and driver services to agents and owner-operators; and (4) European operations, which handle logistics solutions and specialized transportation of high-value products to and from major cities in the United Kingdom and Europe.

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

        Operating expenses include our insurance and claims, bad debt and general and administrative expenses. Employee compensation and benefits account for over 50% of general and administrative expense. Other significant components of general and administrative expenses are communication costs, rent, supplies and other purchased services.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

        The following table sets forth certain figures regarding our results of operations for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$388.0	$419.3	(7.5)%
Moving Services—Europe and Asia Pacific	103.7	94.3	10.0%
Insurance Services	24.8	12.3	f
Relocation Services	26.7	0.6	f

Global Relocation Services	543.2	526.5	3.2%
Logistics Services	131.0	145.4	(9.9)%

Operating revenues	$674.2	$671.9	0.3%

Gross margin	$142.7	$129.7	10.0%
Operating expenses	97.6	98.3	(0.7)%
Restructuring	...	(0.1)	u

Income from operations	$45.1	$31.5	43.2%

Income (loss) from operations:
Moving Services—North America	$23.1	$18.8	22.9%
Moving Services—Europe and Asia Pacific	12.7	9.4	35.1%
Insurance Services	6.7	3.2	f
Relocation Services	4.4	(0.4)	f

Global Relocation Services	46.9	31.0	51.3%
Logistics Services	(1.8)	0.5	u

Income from operations	$45.1	$31.5	43.2%

(a)
Percentages are reflected except when greater than 100%, in which case an "f" for favorable or a "u" for unfavorable is shown.

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

	Number of Shipments
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	% Increase (Decrease) from Prior Period
Moving services—North America
U.S. and Canada	69,400	72,900	(4.8)%
International	9,100	10,800	(15.7)%
Logistics services:
Specialized transportation	96,000	94,000	2.1%
European operations	83,800	90,500	(7.4)%

        Operating Revenues.    Operating revenues for the three months ended September 30, 2002 were $674.2 million, an increase of $2.3 million compared to the same period in 2001 primarily as a result of the factors discussed below.

        Revenue in moving services—North America for the three months ended September 30, 2002 decreased $31.3 million as compared to the three months ended September 30, 2001 due primarily to the general economic slowdown. Shipments were lower in the AVL and NAVL lines approximately 7% and 3%, respectively, as compared to the same period last year. This is a sequential improvement from the quarter ended June 30, 2002, in which shipments were down in the AVL and NAVL lines approximately 11% and 9%, respectively.

        Revenue in moving services—Europe and Asia Pacific increased $9.4 million in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This was primarily due to an increase in Asia Pacific revenue, as Asia business and the domestic and international moving business in Australia improved. Records management business also improved for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This was partially offset by softness in U.K. industrial moving.

        Revenue in insurance services for the three months ended September 30, 2002 was $12.5 million higher as compared to the three months ended September 30, 2001. The increase was due to the NAIT acquisition, a general increase in rates and additional market penetration.

        Revenue in relocation services for the three months ended September 30, 2002 was $26.1 million higher as compared to the three months ended September 30, 2001. The increase was due to the CRS acquisition.

        Revenue in logistics services decreased $14.4 million in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due primarily to reduced shipments within Europe and reduced activity levels in freight forwarding, due to the general economic slowdown. Specialized transportation shipments were 2.1% higher in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, although revenue decreased because revenue per shipment was lower due to a mix shift in the type of shipments handled. Also, revenues were $3.7 million lower than in the three months ending September 30, 2001 as we exited the parts center business at the end of 2001. These reductions were partially offset by new volume in logistics solutions due to the addition of new customers and increased volume with existing customers.

        Gross Margin.    Gross margin for the three months ended September 30, 2002 was $142.7 million, an increase of $13.0 million compared to the three months ended September 30, 2001. The gross margin (as a percentage of sales) was 21.2% for the three months ended September 30, 2002 and was 19.3% for the three months ended September 30, 2001. This increase was due primarily to acquisitions, customer mix and operating and service delivery efficiencies.

        Operating Expenses.    Operating expenses for the three months ended September 30, 2002 were $97.6 million, a decrease of $0.7 million compared to the three months ended September 30, 2001. Cost containment programs continue such as delayering the organization and generally reducing discretionary expenses. Also, effective January 2002, we adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is reviewed at least annually for impairment. The resultant decrease due to the elimination of goodwill amortization was $2.7 million. Partially offsetting the above were higher general and administrative expenses due to the incremental expenses of the companies we acquired. Also, bad debt expense was $1.9 million higher, primarily due to a reserve for a moving services customer. As a percentage of revenue, operating expenses were 14.5% for the three months ended September 30, 2002, compared to 14.6% for the three months ended September 30, 2001.

        Restructuring.    In the three months ended September 30, 2001, we recorded $0.1 million of restructuring credit pertaining to the logistics parts centers restructuring reserve, which was established at June 30, 2001, as we were able to sublease certain parts centers facilities earlier than originally estimated.

        Income (Loss) from Operations.    Income from operations for the three months ended September 30, 2002 was $45.1 million, compared to $31.5 million for the same period in 2001 as a result of the factors discussed below.

        Income from operations in moving services—North America for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 increased $4.3 million primarily due to lower cargo loss and damage expenses, reduced general and administrative expenses and the elimination of goodwill amortization which was $1.2 million in the three months ended September 30, 2001. These favorable variances were partially offset by lower Allied and northAmerican lines margins as a result of the revenue decrease and $1.9 million of bad debt expense associated with a reserve for a moving services customer.

        Income from operations in moving services—Europe and Asia Pacific increased $3.3 million in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Gross margin was higher due to revenue mix and an increase in volume. Goodwill amortization was $0 while for the three months ended September 30, 2001 it was $1.1 million. This was partially offset by an increase in general and administrative expenses, due primarily to increased customer claims and incremental expenses associated with acquisitions.

        Income from operations in insurance services for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 increased $3.5 million primarily due to higher margins due to increased revenue and the NAIT acquisition.

        Income from operations in relocation services for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 increased $4.8 million primarily due to the CRS acquisition.

        Loss from operations in logistics services for the three months ended September 30, 2002 was $1.8 million, as compared to income from operations of $0.5 million in the three months ended September 30, 2001. Margins were lower due to customer mix change and increased third party hauling costs. Revenue per shipment also decreased as a result of the customer mix change. Insurance claims expense increased year-over-year. These unfavorable variances were partially offset by lower general and administrative expenses, due to general cost containment and reduced headcount, the elimination of $0.4 million of goodwill amortization and the elimination of $0.5 million of losses related to the parts centers business, which we exited at the end of 2001. Also, in the three months ended September 30, 2001, there were hedging losses of $0.1 million.

        Interest Expense.    Interest expense for the three months ended September 30, 2002 was $13.8 million compared to $16.5 million in the three months ended September 30, 2001. This decrease is due primarily to lower interest rates and lower average borrowings.

        Provision for Income Taxes.    For the three months ended September 30, 2002, income tax expense was $12.0 million based on pre-tax income of $31.3 million. For the three months ended September 30, 2001, income tax expense was $18.8 million based on pre-tax income of $14.9 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

        The following table sets forth certain figures regarding our results of operations for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$883.3	$1,026.7	(14.0)%
Moving Services—Europe and Asia Pacific	260.2	249.0	4.5%
Insurance Services	58.2	35.1	65.8%
Relocation Services	45.3	1.5	f

Global Relocation Services	1,247.0	1,312.3	(5.0)%
Logistics Services	394.0	461.3	(14.6)%

Operating revenues	$1,641.0	$1,773.6	(7.5)%

Gross margin	$345.4	$340.7	1.4%
Operating expenses	270.7	293.0	(7.6)%
Restructuring	(0.8)	4.9	f

Income (loss) from operations	$75.5	$42.8	76.4%

Income (loss) from operations:
Moving Services—North America	$32.9	$18.4	78.8%
Moving Services—Europe and Asia Pacific	17.5	17.2	1.7%
Insurance Services	17.0	10.9	56.0%
Relocation Services	6.3	(0.4)	f

Global Relocation Services	73.7	46.1	59.9%
Logistics Services	1.8	(3.3)	f

Income from operations	$75.5	$42.8	76.4%

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

	Number of Shipments
	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	% Increase (Decrease) from Prior Period
Moving Services—North America:
U.S. and Canada	170,000	189,000	(10.0)%
International	23,300	29,900	(22.1)%
Logistics services:
Specialized transportation	284,900	300,500	(5.2)%
European operations	262,300	283,400	(7.4)%

        Operating Revenues.    Operating revenues for the nine months ended September 30, 2002 were $1,641.0 million, a decrease of $132.6 million compared to the same period in 2001 primarily as a result of the factors discussed below.

        Revenue in moving services—North America for the nine months ended September 30, 2002 decreased $143.4 million or 14% as compared to the nine months ended September 30, 2001 due primarily to the continuation of the general economic slowdown. Shipments were lower by approximately 12%, 8% and 22% in the Allied and northAmerican lines and in the international unit, respectively. The percentage of revenue decrease in the Allied and northAmerican lines was higher than the percentage decrease in shipments primarily due to served market mix.

        Revenue in moving services—Europe and Asia Pacific increased $11.2 million in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This was primarily due to an increase in Asia Pacific revenue, as Asia business and the domestic and international moving business in Australia improved. Records management business also improved for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This was partially offset by softness in U.K. industrial moving.

        Revenue in insurance services for the nine months ended September 30, 2002 was $23.1 million higher as compared to the nine months ended September 30, 2001. The increase was due to the NAIT acquisition, a general increase in rates and additional market penetration.

        Revenue in relocation services for the nine months ended September 30, 2002 was $43.8 million higher as compared to the nine months ended September 30, 2001. The increase was due to the CRS acquisition.

        Revenue in logistics services decreased $67.3 million in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due primarily to reduced shipments within specialized transportation and reduced activity levels in freight forwarding, due to the general economic slowdown, particularly in the technology and telecommunications sectors. Also, revenues were $13.5 million lower than in the nine months ending September 30, 2001 as we exited the parts center business at the end of 2001. These reductions were partially offset by new volume in logistics solutions due to the addition of new customers and increased program volume with existing customers.

        Gross Margin.    Gross margin for the nine months ended September 30, 2002 was $345.4 million, an increase of $9.7 million compared to the nine months ended September 30, 2001. The gross margin (as a percentage of sales) was 21.0% for the nine months ended September 30, 2002 and was 19.2% for the nine months ended September 30, 2001. This increase was due primarily to acquisitions, customer mix and operating and service delivery efficiencies.

        Operating Expenses.    Operating expenses for the nine months ended September 30, 2002 were $270.7 million, a decrease of $22.3 million compared to the nine months ended September 30, 2001. Cargo loss and damage expenses were $9.7 million lower than in the same period in the prior year due to favorable development of claim frequency and severity trends. Cost containment programs continue such as delayering the organization and generally reducing discretionary expenses. Also, effective January 2002, we adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is reviewed at least annually for impairment. The resultant decrease due to the elimination of goodwill amortization was $8.3 million. Partially offsetting the above were higher general and administrative expenses due to incremental expenses of our acquisitions. As a percentage of revenue, operating expenses were 16.5% for the nine months ended September 30, 2002, compared to 16.5% for the nine months ended September 30, 2001.

        Restructuring.    In the nine months ended September 30, 2002, we recorded $0.8 million of restructuring credit pertaining to the logistics parts centers, as we were able to sublease certain parts centers facilities earlier than originally estimated. In the nine months ended September 30, 2001, we incurred $4.9 million of expense, due primarily to the logistics parts center restructuring.

        Income from Operations.    Income from operations for the nine months ended September 30, 2002 was $75.5 million, compared to $42.8 million for the same period in 2001 as a result of the factors discussed below.

        Income from operations in moving services—North America for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 increased $14.5 million primarily due to lower cargo loss and damage expense, reduced general and administrative expenses and the elimination of goodwill amortization which was $3.7 million for the nine months ended September 30, 2001. Income from operations in moving services—North America for the nine months ended September 30, 2002 was also higher than for the nine months ended September 30, 2001 due to the expenses associated with the January 2001 agent convention. These favorable variances were partially offset by lower Allied and northAmerican lines margins as a result of the volume decrease.

        Income from operations in moving services—Europe and Asia Pacific increased $0.3 million in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Gross margin was higher due to revenue mix. Goodwill amortization was $0 in the nine months ended September 30, 2002 and $3.4 million in the nine months ended September 30, 2001. These favorable variances were partially offset by an increase in general and administrative expenses, due primarily to severance costs and increased customer claims, and a year-over-year decrease of $0.5 million relating to gains on outstanding foreign currency exchange contracts.

        Income from operations in insurance services for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 increased $6.1 million primarily due to higher margins due to increased revenue, the NAIT acquisition and a year-over-year derivative gain of $0.7 million.

        Income from operations in relocation services for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 increased $6.7 million primarily due to the CRS acquisition.

        Income from operations in logistics services for the nine months ended September 30, 2002 was $1.8 million, an increase of $5.1 million compared to the nine months ended September 30, 2001 due to lower general and administrative expenses and the elimination of $1.2 million of goodwill amortization. Also, in the nine months ended September 30, 2001, losses related to the parts centers business, which we exited at the end of 2001, were $5.8 million. These favorable variances were partially offset by lower margins due to the reduction in specialized transportation shipment volume and reduced activity in freight forwarding.

        Interest Expense.    Interest expense for the nine months ended September 30, 2002 was $38.7 million compared to $48.1 million in the nine months ended September 30, 2001. This decrease is due primarily to lower interest rates and lower average borrowings.

        Provision (Benefit) for Income Taxes.    For the nine months ended September 30, 2002, income tax expense was $13.6 million based on pre-tax income of $36.5 million. For the nine months ended September 30, 2001, the income tax benefit was $1.3 million based on a pre-tax loss of $5.1 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

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

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense, which was $62.0 million in 2001, and is expected to approximate $53.0 million in 2002 due to lower interest rates and average borrowings;
  •
  principal repayments of debt, which will total $31.1 million in 2002, $26.9 million in 2003, $25.5 million in 2004, $39.9 million in 2005, $127.9 million in 2006 and $300.2 million thereafter;
  •
  capital expenditures, which were $48.3 million in 2001, and are expected to approximate $31.0 million in 2002; and
  •
  working capital requirements as may be needed to support business growth.

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

        Debt Service.    Principal and interest payments under our senior credit facility and interest payments on the notes represent significant liquidity requirements for us. As of September 30, 2002, we had $570.4 million of indebtedness comprised of indebtedness for borrowed money and capital leases, consisting of

  •
  the $150.0 million principal amount of our 13 3/8% senior subordinated notes;
  •
  $333.6 million outstanding under our term loans (consisting of a note payable—tranche A and a note payable—tranche B amounting to $123.7 million and $209.9 million, respectively);
  •
  $46.0 million outstanding under our $150.0 million revolving credit facility;
  •
  $17.3 million of capital leases; and
  •
  $23.5 million of other debt.

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

        Covenant Restrictions.    The senior credit facility imposes restrictions on our ability to make capital expenditures. Additionally, the senior credit facility, the indenture governing the notes and the agreements governing our parent company's senior discount debt, which as at September 30, 2002, had accreted to $54.1 million, limit our ability to incur additional indebtedness. Such restrictions could limit our ability to

  •
  respond to certain market conditions,
  •
  meet our capital spending program,
  •
  provide for unanticipated capital investments or
  •
  take advantage of business opportunities.

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

The indenture governing our senior subordinated notes and the agreements governing our parent company's senior discount debt, which at September 30, 2002, had accreted to $54.1 million, contain a number of similar restrictions.

  Capital Expenditures.

        Capital expenditures for 2002 are expected to approximate $31.0 million for computer equipment, software development and transportation and warehouse equipment.

        Financing Sources.    As of September 30, 2002, there was approximately $77.7 million available under the revolving credit facility forming part of our senior credit facility to meet our future working capital and other business needs. We believe that cash generated from operations, which was $46.7 million, primarily due to net income, depreciation, an increase in accounts payable and other current liabilities, partially offset by seasonal growth in accounts receivable for the nine months ended September 30, 2002, together with amounts available under the revolving credit facility and any other available source of liquidity will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months. Our future operating performance and ability to service or refinance the notes and to repay, extend, or refinance our senior credit facility will be, among other things, subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

        We made a $21.9 million prepayment of notes payable—tranche A and notes payable—tranche B debt on March 29, 2002, due to excess cash flow in 2001, as defined in our senior credit facility. Of that amount, approximately $4.2 million replaced principal payments due at that time, with the remaining approximately $17.7 million reducing future principal payments.

        In addition, we guarantee operating lines of credit maintained by wholly-owned foreign subsidiaries. As of September 30, 2002 and December 31, 2001, the outstanding balance was $3.9 million and $1.2 million, respectively.

        In connection with the purchase of the relocation services business of Cooperative Resource Services, Ltd. on May 3, 2002, we borrowed an additional $50.0 million under our senior credit facility. See "Management's Discussion and Analysis of Financial Condition and of Operations—Overview."

  Commitments and Contingencies

        On July 1, 2002, we entered into a ten year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide outsourcing services for 100% of the Company's information systems infrastructure, including data center operations and telecommunications, and, initially, approximately 50% of application software development. Covansys Corporation is a related party, as approximately 23% of its outstanding common stock is owned by Fund VI, an affiliate of Fund V. As of September 30, 2002, the remaining purchase commitment was $181.2 million.

  Litigation

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment remains to be paid as of September 30, 2002 in the amount of approximately $15.0 million. We believe the loss is fully covered by insurance; however, one of our several co-insurers of this case has filed suit contesting its coverage obligations. If the co-insurer prevails, there is the possibility that a portion of the judgment will be uninsured. The potential uninsured portion of the judgment ranges from $0 to approximately $7.2 million. We have a reserve that we consider appropriate within this range.

  EBITDA Calculation

        EBITDA for the historical periods presented is generally calculated in accordance with the definition of that term given in the senior credit agreement governing our senior credit facility (including certain allowable adjustments). EBITDA is determined by combining income from operations, restructuring charges or credits, depreciation and amortization, non-operating income (expense) and allowable EBITDA adjustments.

        EBITDA, as defined, is calculated as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Dollars in millions)

Income from operations	$45.1	$31.5	$75.5	$42.8
Restructuring charge (credit)	—	(0.1)	(0.8)	4.9
Depreciation and amortization	10.3	12.4	28.3	36.0
Non-operating income (expense)	—	(0.1)	(0.3)	0.2
EBITDA adjustments	0.5	4.6	3.3	12.8

EBITDA	$55.9	$48.3	$106.0	$96.7

        EBITDA adjustments have been included in this line item as follows: (a) in the three months ended September 30, 2002, we incurred $0.5 million of EBITDA adjustments consisting of $0.2 million of EBITDA losses incurred by Moveline, permitted under an amendment to the credit agreement governing our senior credit facility, referred to as "Moveline Related Strategic Initiatives", $0.2 million of e-commerce spending and $0.1 million for the development and implementation of new information technology; (b) in the three months ended September 30, 2001 we incurred $4.6 million of EBITDA adjustments consisting of $2.0 million of Moveline Related Strategic Initiatives, $1.0 million of e-commerce spending, $0.9 million for the development and implementation of new information technology and $0.7 million for additional expenses pertaining to exiting the parts centers business; (c) in the nine months ended September 30, 2002, we incurred $3.3 million of EBITDA adjustments, consisting of $0.8 million of Moveline Related Strategic Initiatives, $1.3 million of e-commerce spending and $1.2 million for the development and implementation of new information technology and (d) in the nine months ended September 30, 2001, we incurred $12.8 million of EBITDA adjustments consisting of $8.0 million of Moveline related initiatives, $2.7 million of e-commerce spending, $0.3 million of expense relating to achieving certain cost savings through synergies arising as a result of the acquisition of the Allied and Pickfords moving van business on November 19, 1999, $1.1 million for the development and implementation of new information technology and $0.7 million of additional expenses pertaining to exiting the parts centers.

        EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and our calculation thereof may not be comparable to that reported by other companies. We believe that it is widely accepted that EBITDA provides useful information regarding a company's ability to service and/or incur indebtedness. EBITDA does not take into account a company's working capital requirements, debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary use.

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

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), superseding SFAS 121, effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are for long-lived assets to be disposed of by sale or otherwise are effective for disposal activities initiated by an entity's commitment to a plan after the initial date of adoption of SFAS 144. We adopted SFAS 144 on January 1, 2002 and the adoption did not have a significant impact on our financial condition and results of operations.

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

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $3.3 million in the next year, and $3.8 million annually thereafter.

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

        We had three open interest rate swap agreements as of September 30, 2002. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment. Therefore, market rate changes are reported in Other Comprehensive Income. The following is a recap of each agreement.

Notional amount	$40.0 million	$70.0 million	$20.0 million
Fixed rate paid	4.91%	5.44%	4.785%
Variable rate received	3 month LIBOR	1 month LIBOR	1 month LIBOR
Expiration date	March 2003	December 2002	April 2003

        Assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the nine months ended September 30, 2002 and 2001, we recognized currency gains of $0.1 million and $0.8 million, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. Dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the Euro. The contract amounts of foreign currency forwards at September 30, 2002 and December 31, 2001 were $8.4 million and $3.5 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of September 30, 2002 would result in a hypothetical loss of approximately $0.84 million. Changes in fair value relating to these derivatives are recognized in current period earnings. For the nine months ended September 30, 2002 and 2001 we recognized a loss of $0.2 million and a gain of $0.4 million, respectively, resulting from changes in the fair value of foreign currency derivaties.

        The company holds various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the nine months ended September 30, 2002 and 2001, we recognized $0.3 million and $1.0 million of losses, respectively.

        Other assets at September 30, 2002, included marketable equity securities which are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

Restructuring

        In June 2001, our logistics services operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms and severance agreements, certain facility lease payments will continue through September 2005. During the nine months ended September 30, 2002, $0.8 million of restructuring credit occurred when we were able to sublease certain parts center facilities earlier than originally estimated.

Forward Looking Statements

        This Form 10-Q may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the changes in the markets for our products and services, including the future growth of the logistics and relocation markets, expected characteristics of competition, foreign exchange risk, expected actions of third parties such as agents, representatives, owner/operators and suppliers and other factors discussed in our prior Securities and Exchange Commission filings. We assume no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

Controls and Procedures

        Under the supervision and with the participation of management, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.    Other Information

Item 1.    Legal Proceedings

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment remains to be paid as of September 30, 2002 in the amount of approximately $15.0 million. We believe the loss is fully covered by insurance; however, one of our several co-insurers of this case has filed suit contesting its coverage obligations. If the co-insurer prevails, there is the possibility that a portion of the judgment will be uninsured. The potential uninsured portion of the judgment ranges from $0 to approximately $7.2 million. We have a reserve that we consider appropriate within this range.

Item 2.    Changes in Securities and Use of Proceeds

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1      Employment Agreement, dated July 8, 2002, between SIRVA, Inc. and Brian P. Kelley.

  10.2
  Agreement for Outsourcing Services, dated as of July 1, 2002, by and among North American Van Lines, Inc. and Covansys Corporation and Affiliated Computer Services, Inc. (Portions marked "[**]" are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)

  (b)
  Reports on Form 8-K

    Filed on August 13, 2002 indicating compliance with Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN VAN LINES, INC.
Date November 12, 2002	/s/ RONALD L. MILEWSKI Ronald L. Milewski Chief Financial Officer
Date November 12, 2002	/s/ DENNIS M. THOMPSON Dennis M. Thompson Controller

CERTIFICATION

        I, Ronald L. Milewski, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of North American Van Lines, Inc.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 12, 2002

/s/ RONALD L. MILEWSKI Ronald L. Milewski Chief Financial Officer

CERTIFICATION

        I, Brian P. Kelley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of North American Van Lines, Inc.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 12, 2002

/s/ BRIAN P. KELLEY Brian P. Kelley Chief Executive Officer

QuickLinks

NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Balance Sheets At September 30, 2002 and December 31, 2001 (Dollars in thousands except share data) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statements of Operations For the three and nine months ended September 30, 2002 and 2001 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statement of Changes in Stockholder's Equity For the nine months ended September 30, 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2002 and 2001 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements September 30, 2002 (Dollars in thousands) (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION