Form 10-K
period 2002-12-31
NORTH AMERICAN VAN LINES INC /DE
filed 2003-03-19
CIK 1103280

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-96233

NORTH AMERICAN VAN LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-1840893 (I.R.S. Employer Identification No.)
5001 U.S. Highway 30 West P.O. Box 988 Fort Wayne, Indiana (Address of principal executive offices)	46801-0988 (Zip code)
Registrant's telephone number, including area code: (260) 429-2511
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant. See Part II, Item 5 of this Report.

        As of December 31, 2002 the registrant had outstanding 1,000 shares of $0.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

        When we refer to "North American Van Lines", "NAVL", "our company", "our", "we" or "us", we are referring to North American Van Lines, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires. When we refer to "SIRVA," we are referring to our parent, SIRVA, Inc., formerly known as Allied Worldwide, Inc.

i

ITEM 1.    BUSINESS

General

        We are a leading global relocation and moving services company and also the largest logistics services provider among all U.S. van lines. We are a global network manager of agents, owner/operators and company-owned branches with locations in 21 countries. Our diversified customer base includes many leading Fortune 500 and FTSE-100 companies, private transferees and the government and military of the United States and other countries. Our business was originally organized in 1933 as a Michigan corporation. We were incorporated as a Delaware corporation on August 20, 1993.

        On March 29, 1998, SIRVA was incorporated and capitalized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("Fund V"). A wholly owned subsidiary of SIRVA was then capitalized for the purpose of acquiring all of the capital stock of North American Van Lines from Norfolk Southern Corporation (the "1998 Acquisition"). The 1998 Acquisition was accounted for as a purchase and resulted in a new basis of accounting for North American Van Lines. On November 19, 1999, North American Van Lines, through SIRVA, received additional capital from Fund V for the purpose of partially financing the acquisition of the NFC Moving Services Group (the "Allied Acquisition") from Exel plc, formerly known as NFC plc ("Exel"). On May 3 and April 12, 2002, North American Van Lines, through SIRVA, received additional capital from Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership ("Fund VI") for the purpose of completing the acquisitions of the business ("CRS") of Cooperative Resource Services Ltd. and the business ("NAIT") of National Association of Independent Truckers. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview". Fund V and Fund VI are private investment funds managed by Clayton, Dubilier & Rice, Inc. a private equity investment firm organized as a Delaware corporation.

Business Segments

        We operate as a global provider of relocation services, household goods moving, business moving, storage and logistics services operating under the brand names of SIRVA Relocation, northAmerican Van Lines, Allied Van Lines, Global Van Lines, Allied International, Pickfords, Allied Pickfords and northAmerican Logistics, among others, with operations located throughout the United States, Canada, the United Kingdom, Europe, Australia, New Zealand and other Asia Pacific locations. We conduct our U.S. and Canadian operations primarily through a network of exclusive domestic agents and affiliated representatives for international moving. We conduct our other foreign operations primarily through 212 locations which we own or lease and operate directly, using selected other affiliated representatives to complete our service offering on a worldwide basis. See "Financial Statements and Supplementary Data" for financial information about geographic areas.

        We are not dependent on any single or major group of customers or suppliers for our operating revenues. We organize our operations in five reportable segments: moving services—North America, moving services—Europe and Asia Pacific, relocation services, insurance services and logistics services. The first three segments comprise global relocation services. See "Financial Statements and Supplementary Data" for financial information about segments.

  Moving Services—North America Segment

        The moving services—North America segment provides domestic and international residential moving services, operating as North American Van Lines, Allied Van Lines and Global Van Lines, through a network of exclusive agents. It provides packing, loading, transportation, delivery and warehousing services for any type of household move in the U.S. and Canada and also coordinates these same services for customers on a global basis. For the year ending December 31, 2002, the moving services—North America segment's revenue was $1,140.0 million.

        This business is primarily conducted through a network of approximately 1,300 exclusive northAmerican, Allied or Global agent locations in the United States and Canada. Agents are independently owned local moving companies that provide customers with the local packing, warehousing and a portion of the hauling required to support household moves anywhere in the world. We, in turn, provide our agents with a broad range of services including identification and coordination of hauling capacity, coordination of shipments, optimization of capacity, sophisticated transportation and logistics technology, brand management and a variety of other marketing services.

        We participate in all lines of the residential moving interstate transportation business and have a highly diversified customer base, including (1) corporate accounts, (2) private transferees and (3) government and military.

        The northAmerican, Allied and Global agents are the primary sales channels for most of our business activities, for which they receive commissions, and market our services locally or as intermediaries with customers. Owner/operators are independent contractors who own and drive their tractors for us. The majority of the equipment used in the van line network is owned by our network of agents and owner/operators. See "—Agent Network" and "—Owner/Operators."

        For domestic moves, we coordinate origin and destination activities through our agents. For international moves originating in the United States and Canada, our northAmerican and Global lines act primarily as freight forwarders, arranging for cross-border transportation services with third-party providers and subcontracting with non-exclusive representatives for the hauling, delivery and unpacking required at the destination. With respect to Allied, international moves are coordinated by Allied's international moving services network. This network consists of Allied's wholly owned moving services companies and franchisees in the major non-U.S. markets and independent affiliated agents in major U.S. markets. Each network member is responsible for providing origin and freight-forwarding services for moves originating in its country of operation, as well as coordinating destination services using network members in the country of delivery. Customers moving either domestically or internationally contact local agents who obtain shipment details and provide moving cost estimates. Once a quote turns into a booking, the agents register the move with us, and we coordinate all parties involved in the move, including the origination and processing of all documents associated with the transaction.

        The moving services—North America segment has historically experienced stable pricing for its service offerings, although moving revenues are subject to seasonal swings and competition from other van lines or service providers for available shipments. See "—Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Seasonality".

  Moving Services—Europe and Asia Pacific Segment

        The moving services—Europe and Asia Pacific segment, operating principally as Pickfords or Allied Pickfords, operates in the United Kingdom, Europe, Australia, New Zealand and other Asia Pacific locations and provides complete domestic and international moving services. It also provides business services, including office moving and records management in most of the aforementioned locations. This segment's revenue is completely dependent on foreign operations, and we are subject to certain customary risks inherent in carrying on business abroad, including the effect of regulatory and legal restrictions imposed by foreign governments. For the year ending December 31, 2002, the moving services—Europe and Asia Pacific segment's revenue was $350.6 million.

        This business is conducted by operating local moving branches which provide similar services as agents perform in the moving services—North America segment. Unlike the moving services—North America segment, the moving services—Europe and Asia Pacific segment owns or leases property and vehicle assets used in its network.

        Operating in the United Kingdom under the brand name Pickfords, this segment, through company-owned branches, deals directly with corporate clients, private transferees and government departments. In Australia and New Zealand, we also provide domestic and international moving services through company-owned branches operating primarily under the Allied Pickfords brand name and some smaller brands. In Asia, the network is a combination of company-owned branches, franchises and preferred agents, with a focus on international rather than domestic moving.

        In addition to its residential relocation services, Pickfords also provides crating services, storage services and records management which includes, among other things, the cataloging, storage, retrieval, look-up, destruction and transportation of customers' records. Pickfords also provides a full range of office moving services involving the transportation of office furnishings and equipment in connection with the relocation of any aspect of a business' operations throughout Europe. Similar services are offered by Allied Pickfords in Australia and New Zealand.

        Allied Arthur Pierre, based in Belgium, is a market leader in international residential moving in Belgium and also operates in Luxembourg and France. Our other operations in continental Europe include Allied Varekamp in the Netherlands and Maison Huet in France. Allied also has operations in major cities in Eastern Europe, including Budapest, Moscow, Prague and Warsaw. We also operate The Baxendale Insurance Company Ltd. (licensed in Ireland) as part of the moving services—Europe and Asia Pacific segment.

        This segment has also experienced stable pricing historically for its moving service offerings in a competitive market for its services, although moving revenues are subject to seasonal swings. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Seasonality." Because we own or lease our facilities and equipment, we have some ability to adjust pricing, labor and equipment based on regional demands.

  Relocation Services Segment

        The relocation services segment is comprised of SIRVA Relocation LLC, a Delaware limited liability company ("SIRVA Relocation") and its wholly owned subsidiaries, which provide comprehensive global relocation services to companies and their employees from offices in the U.S. and Australia and, in early 2003, Hong Kong. The relocation services segment will also provide comprehensive relocation services to companies and their employees from offices in the United Kingdom upon completion of our acquisition of The Rowan Group PLC and Rowan Conveyancing Limited (together, "Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities, and other services to corporations that assist employees in their relocation needs, from RS Acquisition Holding, LLC, a Delaware limited liability company and a wholly owned subsidiary of SIRVA. Under the terms of the purchase agreement between RS Acquisition Holding LLC and us, we agreed to acquire Rowan Simmons no later than April 29, 2003. Our services include home marketing assistance, home sale benefits including buyout benefits, home purchase assistance, gross-up protection, group move management, expatriate assistance, title and closing services, title insurance, move management, van line invoice audits, temporary housing assistance, spousal and family assistance, rental assistance, expense management, policy consultation and process management. For the year ending December 31, 2002, the relocation service segment's revenue was $69.8 million.

        The relocation services segment's revenue sources include client services fees, referral fees from real estate brokers and commissions from moving services companies. While there is constant pressure from clients to maintain or reduce fees, client service fees have remained relatively steady. We also have engaged in significant efforts to reduce our costs and manage our suppliers, most notably by instituting programs to reduce realtor fees and those other costs impacting relocations, in an effort to maximize and maintain the quality of services provided.

        We also provide title agency services in Ohio through our wholly owned subsidiary, SIRVA Title Agency, Inc., an Ohio corporation formerly known as CRS Title Agency, Inc., and in 32 states through our 50% interest in National Settlement Management, LLC, an Ohio limited liability company ("National Settlement").

  Insurance Services Segment

        The insurance services segment provides a variety of coverages specifically tailored for the trucking and moving industries, including occupational accident, auto physical damage, non-commercial liability, commercial auto liability, cargo warehouse and cargo liability. It also handles the claims resulting from these coverages. It is comprised of TransGuard Insurance Company of America, Inc., an Illinois corporation ("TransGuard") and a multiple-line property and casualty insurance company, and NAIT. TransGuard is licensed in Illinois and also holds licenses in 46 other states and the District of Columbia. For the year ending December 31, 2002, the insurance services segment's revenue was $81.6 million.

        Sales and marketing of the insurance services products are handled on a retail, as well as a wholesale, basis. This is accomplished through memberships in various trade organizations as well as use of approximately 200 select independent agents.

  Logistics Services Segment

        The logistics services segment operates in North America and Europe and provides specialized transportation, handling and delivery services to principally electronics, medical equipment and other suppliers of sensitive goods with unique service requirements. It also provides supply chain management solutions including serialized tracking, inventory and stock management, in-transit product merge and configuration and other customized services, principally to customers with unique requirements. It also provides freight forwarding and brokerage services to customers, as well as vehicle and driver services to us, our agents and owner-operators. For the year ending December 31, 2002, the logistics services segment's revenue was $535.2 million.

        Our logistics services segment manages the coordination of complex supply chain networks, with a focus on high-value products that require specialized transport and handling. Specifically, we provide our clients with integrated supply chain management, distribution facilities, turnkey new store equipment transportation and set up, freight forwarding and product assembly. Our logistics services segment is organized into three business units:

  •
  logistics solutions, which uses customized information technology to coordinate a variety of services such as finished goods, order fulfillment, project-specific delivery management and the tracing of products through the supply chain;

  •
  specialized transportation;

  •
  network services, which provides freight forwarding and brokerage services to customers, as well as vehicle and driver services to agents and owner-operators; and

  •
  European operations, which handles logistics solutions and specialized transportation of high-value products to and from any major city in the United Kingdom and Europe through wholly owned subsidiaries operating under the trade names midiData and northAmerican Logistics.

Logistics services manages the cost efficiency of clients' shipments primarily through its OnTrac Network, a system that combines logistics tools with 31 distribution centers and hundreds of agent service points. We have established numerous ongoing relationships with key corporate logistics clients, including many Fortune 500 companies. No single customer represented more than 6.0% of our logistics services revenue in 2002. These customers are located primarily in the United States, Canada and Europe, with distribution systems that range from regional to global.

        This segment is driven by corporate customers' increasing need for specialized handling of sophisticated equipment. It has traditionally been focused largely on the computer, electronics and medical equipment sectors. With our fleet of trailers specifically equipped to handle the loading, unloading and hauling of sensitive, technology-based products, we can combine our physical distribution capabilities with our logistics solutions to provide our clients with a complete package of distribution management. The specialized product delivery process is similar to that in moving services, where corporate accounts contact local representatives to establish shipment requirements and we then coordinate the availability of our specially equipped trailers with the availability of owner/operators who provide the tractor and perform the hauling and handling services.

        Our revenues are affected by competition from other van lines and from less-than-truckload and logistics service providers, as well as changes in business demand for computer, electronics and other specialty products. See "—Competition".

Agent Network

        In our moving services—North America segment we have a network of approximately 1,300 agent locations operating under the Allied, Global or north American brand names which provide (1) local customer service, packing, loading and warehousing, (2) long-distance hauling, delivery, installation and set-up services and (3) direct sales solicitation and customer development in the markets where they are located. The agents also own assets associated with operating their local moving and storage business (warehouse(s), tractors, trailers and associated other packing and moving equipment) and in many instances have contracts with owner/operators or have hired employee drivers to bring hauling capacity to the network.

        We have established, long-term relationships with our branded agent network, which on an individual basis have often extended to a multi-generation affiliation with us. The relationship with the agent network is governed by an agency contract which defines the terms and conditions of their exclusive representation of us on all interstate household goods shipments, as well as the compensation structure for services provided. While we enter into certain short-term contracts, we will often enter into long-term contracts, which extend from 3 to 12 years in length, with selected agents. This process provides security to both parties, and also ensures us long-term representation and revenue in key markets. We have long-term contracts in place with agents who represent approximately 83% of U.S. moving services—North America's 2002 revenue. As a result of these arrangements, we have historically experienced relatively low agent turnover and no one agent constituted more than 5% of moving services—North America's 2002 revenue.

        The logistics services segment utilizes the same agent network for a majority of the sales and a portion of the transportation, warehousing and delivery services it provides for its specialized product customers. The agent contract provides for exclusive representation of us and also defines the compensation structure for services provided. Due to geographic concentrations of specialized transportation customers in major markets, ten agents book approximately 60% of the specialized transportation's logistics services 2002 revenue. Approximately 90% of specialized transportation's logistics services revenue is booked by agents who are under long-term contract with us.

Owner/Operators

        Owner/operators are independent contractors who work with either us or with our agents. They:

  •
  provide the hauling skills required to transport shipments interstate;

  •
  provide or contract with temporary workers to provide labor required for servicing the customer;

  •
  provide an element of customer service at the pick-up or delivery point; and

  •
  supply equipment they own to provide hauling services.

The owner/operators enter into contractual agreements either with us directly or through our agents who set compensation rates and other terms. Owner/operators do not generate revenue through any sales or marketing efforts. We maintain approximately 700 company or agent owner/operators for relocation services and approximately 800 company owner/operators for logistics services. These owner/operators own or lease their own tractors but, in most cases, pull company/agent-owned trailers. Owner/operators provide most of the logistics hauling capacity and supplement the residential moving fleet of agent drivers. In addition to the primary owner/operator contract for transportation, we have also developed additional programs or services offered to owner/operators that provide us with additional sources of revenue, including tractor sales and financing, fleet service maintenance, fuel sales and physical damage insurance coverage. As we believe is the case in general in the van line industry, we have had some difficulty in attracting and retaining qualified owner/operators.

Sales and Marketing

        Our sales, customer support and marketing department evaluates target markets and sets a customer-driven sales agenda, ensures the consistency of customer communication, directs local input through the Corporate Marketing Agent Advisory Council and provides resources for agents to locally customize advertising and sales-support programs.

        Our sales force is comprised of experienced agents and product sales specialists. We provide a broad range of professional sales training programs and customized sales management training to our agents and employees. We also support industry association-based training and certification programs such as the American Moving and Storage Association's Certified Moving Consultant and Registered International Mover.

        Advertising campaigns work in tandem with telephone directory advertising to create brand awareness in the industry and the market. We advertise primarily on cable television and through national billboard buys. Advertising targets key customer segments as well as owner/operators.

Competition

        The moving services business is highly competitive and fragmented. With respect to our moving services—North America segment, aside from the handful of large van lines, the industry remains extremely fragmented with many small private players that may have strong positions in local markets. We compete primarily with other van lines, independent movers and self-storage and self-haul service providers. Some of our chief competitors in the moving services—North America segment are Unigroup (United and Mayflower), Atlas and Bekins. Quality and customer service in the moving industry are key factors in the mover selection process. We invest considerable time and effort to provide value-added services to our customers. This service is exemplified through our history of on-time delivery, strong safety record, numerous quality recognition awards, diverse customer base and long-term agent relationships.

        With respect to our moving services—Europe and Asia Pacific segment, the industry is also extremely fragmented between regional, national and local companies. Many of these companies may specialize in segments of the moving market such as international, domestic or office moving. Price is a key factor in selection of a mover, so there is a need to operate cost effectively while maintaining high customer service standards. Our chief competitors in the moving services—Europe and Asia Pacific segment include Crown Relocations, Britannia, TransEuro, Amertrans, Sterling, Michael Gerson, White & Company and Interdean in residential moving and Harrow Green, Edes and Business Moves in office moving.

        The logistics services business is also highly competitive and fragmented but is consolidating because of the advantages of global distribution networks, large vehicle fleets and global information technology systems. In addition, consolidation is driven by customers' desire for integrated services, high growth in international and cross-border delivery segments and, in Europe, deregulation of European delivery markets. Industry participants are acquiring, merging or forming alliances with partners that can expand global reach, breadth of services or technological capabilities in order to better enable those participants to compete in a rapidly changing global environment. In specialized transportation services, we compete with a broad spectrum of transportation providers including freight forwarders, brokers and various logistics providers. The primary basis of competition is in performance, specifically within our information technology systems. We offer sophisticated systems approaches to manage and monitor the flow of goods we are transporting and to provide attractive logistics solutions services. Both in North America and Europe, logistics services providers are bundling services to offer single-source logistics solutions. Some of our primary competitors in supply chain management services are Ryder Logistics, FedEx Logistics, Menlo Logistics, Deutsche Post and UPS Logistics. United Van Lines and Uni-Data continue as formidable competitors in the specialized transportation sector.

        Competition for the freight that we transport is based primarily on service, freight rate, reliability, transit times and scope of operations. In the United States, competition and the reduction in regulation caused by the Motor Carrier Act of 1980 has created downward pressure on the logistics industry's pricing structure.

        The relocation services business is highly competitive. Our two largest competitors, Cendant and Prudential, provide relocation services as an ancillary function to their core businesses (respectively, marketing/franchise management and insurance/financial services). The remainder of the relocation business is highly fragmented. We are one of the few relocation services providers that does not have any real estate affiliations.

        The insurance services business within the moving and storage industry is highly competitive. We consider TransGuard to be a leading insurance carrier in this industry. With an expansion into worker's compensation coverage, TransGuard will be one of only two carriers offering a complete insurance program for moving and storage agents. TransGuard's largest competitors include Vanliner, Royal Sun Alliance and Protective Insurance Company.

Government Regulation

        Our operations are subject to various federal, state, local and foreign laws and regulations that in many instances require permits and licenses. Our U.S. motor carrier operations, as a common and contract carrier, are regulated by the Surface Transportation Board (the "STB") which is an independent, three-member agency within the U.S. Department of Transportation (the "DOT"). The STB has jurisdiction similar to the former Interstate Commerce Commission (the "ICC") which includes issues such as rates, tariffs, antitrust immunity and undercharge and overcharge claims. The DOT, and in particular the Federal Highway Safety Administration (the "FHWSA") within the DOT, also has jurisdiction over such matters as safety, the registration of motor carriers, freight forwarders and brokers, insurance (financial responsibility) matters, financial reporting requirements and enforcement of leasing and loading and unloading practices. In addition to motor carrier operations, we also conduct domestic operations as a licensed or permitted freight forwarder and property broker. Many of the licenses and permits that we hold were issued by the ICC. With respect to interstate motor carrier operations, the FHWSA is the principal regulator in terms of safety, including carrier and driver qualification, drug and alcohol testing of drivers, hours of service requirements and maintenance and qualification of equipment.

        We are an ocean transportation intermediary pursuant to the Shipping Act of 1984, as amended. As such, we hold ocean freight forwarder licenses issued by the Federal Maritime Commission (the "FMC") and are subject to FMC bonding requirements applicable to ocean freight forwarders. We also conduct certain operations as a non-vessel-operating common carrier ("NVOCC") and are subject to the regulations relating to FMC tariff filing and bonding requirement bonds, and under the Shipping Act of 1984, particularly with respect to terms thereof proscribing rebating practices. The FMC does not currently regulate the level of our fees in any material respect.

        Our U.S. customs brokerage activities are licensed by the United States Department of the Treasury and are regulated by the United States Customs Service. We are also subject to similar regulations by the regulatory authorities of foreign jurisdictions in which we operate.

        With respect to U.S. state and Canadian provincial licenses, the permitting and licensing structure largely parallels the U.S. federal licensing regulatory structure.

        In the United States, NAVL, Allied and Global have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. Over the years, the scope of the antitrust exemption has decreased and there can be no assurance that such exemption from the antitrust laws will continue in the future. The loss of such exemption could result in an adverse effect on our operations or financial condition.

        In Europe, including the United Kingdom, we hold "O" (operators) licenses, international transport licenses and certificates of professional competence. These licenses are approvals from the relevant local authority permitting the operation of commercial vehicles from specified bases. One of the prerequisites for these licenses is the employment by the relevant business of individuals who hold certain certificates of professional competence.

        TransGuard and our other insurance subsidiaries such as The Baxendale Insurance Company Ltd., which is part of our moving services—Europe and Asia Pacific segment, are subject to extensive supervision and regulation by insurance regulators in their respective jurisdictions, including regulations limiting the transfer of assets, loans, or the payments of dividends from such insurance subsidiaries to their affiliates, including us. Such regulation could limit our ability to draw on these insurance subsidiaries' assets to repay our indebtedness.

        SIRVA Title Agency, Inc. and its affiliate National Settlement must be licensed in any state in which they act as an agent to offer title insurance. SIRVA Title Agency is licensed in Ohio and National Settlement is licensed in 32 states. Each state has a varying degree of regulatory and annual reporting requirements. In addition, in order to receive referral fees, SIRVA Relocation is currently licensed, through individual employees, as a real estate broker in Ohio, Illinois, Colorado and Minnesota. Internal Revenue Service rules and regulations concerning home sale transactions also have a significant impact on our relocation services segment.

        Any violation of the laws and regulations discussed above could increase claims and/or liabilities, including claims for uninsured punitive damages. Failure to maintain required permits or licenses, or to comply with applicable regulations, including environmental permits and regulations, could subject us to fines or, in the event of a serious violation, suspension or revocation of operating authority or criminal penalties. All of these regulatory authorities have broad powers generally governing activities such as authority to engage in motor carrier operations, rates and charges and certain mergers, consolidations and acquisitions. Although compliance with these regulations has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or any changes to such regulations will not materially adversely impact our operations in the future.

        Our international operations are conducted primarily through local branches owned or leased by various subsidiaries in 21 countries outside the United States and in a number of additional countries through agents, franchises and non-exclusive representatives. We are subject to certain customary risks inherent in carrying on business abroad, including the effect of regulatory and legal restrictions imposed by foreign governments. As discussed above under "—Moving Services—Europe and Asia Pacific Segment," our moving services—Europe and Asia Pacific operations are conducted almost exclusively outside of the United States.

Environmental Matters

        Our operations are subject to a range of environmental requirements in the various foreign, federal, state and local jurisdictions in which we operate. In particular, because we own or lease or have in the past owned or leased facilities at which underground storage tanks are located and operated, we are subject to regulations governing the design, construction and operation of underground storage tanks and governing releases from these tanks. We have incurred, and will continue to incur, costs related to our investigation and cleanup of releases of materials from underground storage tanks, though such costs are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

        We have been named as a potentially responsible party ("PRP") in several environmental cleanup proceedings by federal or state authorities or by other PRPs. The suits are brought under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or other federal or state statutes. Based on all known information, it is estimated that the settlement cost of each PRP site would not be materially or significantly larger than the reserves established. It is possible that additional claims or lawsuits involving known or unknown environmental matters may arise in the future.

        We actively monitor our compliance with various U.S. federal, state and local environmental regulations and management believes that we are presently in material compliance with all applicable U.S. federal, state and local environmental laws and regulations. Underground storage tanks are monitored on a regular basis by company personnel and pressure-tested periodically by qualified third-party providers. The tanks have leak detection systems for early leak detection. Our two main fleet services facilities have environmental assessments on a regular basis. Periodic employee training for proper hazardous material handling is performed in compliance within the required three-year cycle. Further, certain employees are trained on proper shipping procedures, including DOT and International Air Transport Association regulations. The majority of expense for such testing and training is for personnel costs for designated trainers to monitor compliance with foreign environmental regulations and we believe that we are presently in substantial compliance with all applicable foreign environmental laws and regulations. These compliance costs are included in our results of operations and are not material.

        We can be expected to continue to incur ongoing capital and operating expenses to maintain compliance with applicable environmental requirements, upgrade existing equipment at our facilities and meet new regulatory requirements. While it is not possible to predict with certainty future environmental compliance requirements, management believes that future expenditures relating to environmental compliance requirements will not materially adversely affect our financial condition.

        As conditions may exist on our properties related to environmental problems that are latent or undisclosed, there can be no assurance that we will not incur liabilities or costs, the amount and materiality of which cannot be reliably estimated at this time. However, based on our assessment of facts and circumstances now known, management believes it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity.

Trademarks

        The marks northAmerican®, Allied®, Home Touch® and Worldtrac® are registered trademarks. Other brand or product names used in this prospectus are trademarks or registered trademarks of their respective companies.

        We have been highly active in seeking protection for numerous marks and logos relating to the "northAmerican", "Allied", "Global" and "Pickfords" brands. We have actively contested unauthorized use of the "northAmerican", "Global" and "Allied" marks. We have largely been successful, but in a few exceptional circumstances have tolerated some third-party use of similar marks in transport-related commerce where we felt that there was no confusion by such use and no confusion was likely to occur in the future.

Employees

        As of December 31, 2002, our workforce comprised approximately 6,500 employees, of which approximately 1,700 were unionized. We believe our relationships with our employees are good. The unionized employees consisted of approximately 1,500 employees covered by union agreements in the United Kingdom and approximately 200 employees in Asia, New Zealand and Australia and a small number of U.S. employees in our logistics services business. We have not experienced any major work stoppages in the last ten years.

ITEM 2.    PROPERTIES

        We own executive and administrative office space used by our moving services—North America and logistics segments at our headquarters at 5001 U.S. Highway 30 West, Fort Wayne, Indiana, which consists of approximately 385,676 square feet. We also operate warehouse space of approximately 211,860 square feet (which is primarily owned). All the other properties used in our operations consist of freight forwarding offices, administrative offices and warehouse and distribution facilities. As of December 31, 2002, we had 269 facilities in 21 countries around the world, 27 of which were owned and 242 of which were leased. We own or lease major facilities in Westmont, Illinois used by our moving services—North America and insurance services segments, in Mayfield Heights, Ohio, used by our relocations services segment, in Canada used by our moving business—North America segment and throughout the United Kingdom, Australia and New Zealand, each used by our moving services—Europe and Asia Pacific segment and own or lease facilities at significant moving and logistics services locations in many countries throughout the world. The following table sets forth our owned or leased properties by location.

Location	Owned	Leased	Total
United States and Canada	3	54	57
United Kingdom and Europe	23	110	133
Australia and New Zealand	1	64	65
Asia (including United Arab Emirates)	0	14	14

Total	27	242	269

        We believe that our office, warehouse and distribution facilities are generally well maintained and suitable to support our current and planned business needs.

ITEM 3.    LEGAL PROCEEDINGS

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002 and was fully paid by us and two of our insurers. After these insurance payments and reimbursements, we have paid $7.6 million which we believe is fully reimbursable by insurance. TIG Insurance Co. ("TIG"), one of our several co-insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District Court of Dallas County, Texas, on September 12, 2002, contesting TIG's and other insurers' coverage obligation and seeking declaratory judgment. NAVL filed a counterclaim and cross-claim against TIG and National Union Fire Insurance Company, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. If TIG prevails, there is the possibility that some or all of the unreimbursed portion of the payment we made may not be reimbursed. We have a reserve that we consider appropriate in the circumstances.

        We have been named as a potentially responsible party ("PRP") in several environmental cleanup proceedings by federal or state authorities or by other PRPs. The suits are brought under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or other federal or state statutes. Based on all known information, it is estimated that the settlement cost of each PRP site would not be materially or significantly larger than the reserves established. It is possible that additional claims or lawsuits involving known or unknown environmental matters may arise in the future.

        We are involved from time to time in other routine legal matters incidental to our business. We believe that the resolution of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for our common stock. We are a wholly owned subsidiary of SIRVA.

ITEM 6.    SELECTED FINANCIAL DATA

        We derived our selected historical financial data for the years 1999 through 2002, for the three-month period ended March 28, 1998 and for the nine month period ended December 26, 1998 from our audited financial statements or those of our predecessor for the periods then ended. Our selected historical financial data for the periods presented ending after November 19, 1999 (the date of completion of the Allied Acquisition) includes financial data of Allied Van Lines, Inc. and its subsidiaries that we acquired ("Allied"). The presentation of selected historical financial data is only a summary and you should read it together with our historical financial statements and related notes.

	Predecessor(1)
		Nine Month Period from March 29, 1998 (Inception) through December 26, 1998
	Three Month Period from December 28, 1997 through March 28, 1998
			NAVL
			Year Ended December 25, 1999(2)	Year Ended December 31, 2000(2)(3)	Year Ended December 31, 2001(2)(3)	Year Ended December 31, 2002(2)
Statement of Operations Data:
Operating revenues	$207.3	$759.2	$1,159.8	$2,378.7	$2,249.3	$2,177.2
Restructuring and other unusual items(4)	4.6	—	9.1	4.9	4.9	0.4
Income (loss) from operations	(1.3)	11.5	(1.1)	49.8	53.3	94.0
Income (loss) before extraordinary charge	(0.7)	(1.2)	(16.5)	(17.1)	(10.6)	27.1
Extraordinary charge—debt retirement, net of income tax benefit(5)	—	—	(3.4)	—	—	—
Income (loss) before cumulative effect of accounting change	(0.7)	(1.2)	(19.9)	(17.1)	(10.6)	27.1
Cumulative effect of accounting change, net of tax(6)	—	—	—	—	(0.3)	—
Net income (loss)	(0.7)	(1.2)	(19.9)	(17.1)	(10.9)	27.1
Balance Sheet Data (at end of period):
Cash and cash equivalents	$9.2	$2.1	$25.2	$43.5	$32.1	$42.3
Working capital	63.2	31.4	32.7	13.7	(28.2)	(1.1)
Property and equipment, net	56.4	73.6	165.9	158.7	165.4	170.5
Total assets	284.3	392.1	1,162.1	1,216.6	1,095.8	1,300.8
Total debt(7)	0.7	168.6	554.8	562.6	525.0	543.6
Stockholder's equity	101.0	63.7	167.7	145.1	121.8	220.8
Other Data:
Net cash provided by (used for) operating activities	$10.3	$(1.6)	$11.6	$52.8	$111.3	$84.0
Capital expenditures	1.4	5.7	12.7	55.4	48.3	33.3
Goodwill amortization	—	0.4	1.0	10.9	10.9	—
Depreciation and other amortization(8)	2.9	22.1	30.2	43.0	37.8	43.4
Ratio of earnings to fixed charges(9)	0.01	1.74	0.96	1.63	1.66	2.31

(1)
On March 29, 1998, SIRVA (whose majority shareholder is Fund V), through its wholly owned subsidiary NA Acquisition Corporation, acquired all of the outstanding shares of common stock of North American Van Lines. On such date, NA Acquisition Corporation was merged into North American Van Lines with North American Van Lines as the surviving corporation and remaining a wholly owned subsidiary of SIRVA. The acquisition was accounted for as a purchase in accordance with U.S. GAAP.

  The consolidated financial statements for the three-month period prior to March 29, 1998 have been prepared on the historical cost basis using accounting principles that had been adopted by our predecessor. After our acquisition by Fund V on March 29, 1998, we changed our accounting basis to recognize estimated revenue and related transportation expenses when shipments are delivered, the preferred method under U.S. GAAP. Our predecessor company recognized estimated revenue and related transportation expenses when shipments were loaded. Management estimates that the impact of this difference on reported operating revenues and income from operations is not material.

(2)
Includes financial data of Allied from November 19, 1999. On November 19, 1999, we completed the acquisition of Allied from Exel, which was accounted for as a purchase. The terms of the acquisition provided for an adjustment to the purchase price pertaining to the amount of net controllable assets acquired as of the date of the Allied Acquisition. We were unable to negotiate the final amount of net controllable assets acquired with Exel and, therefore, a third party arbitrator was engaged for resolution of that amount in accordance with the terms of the acquisition agreement.

  On September 12, 2001, the third party arbitrator rendered a binding determination. The arbitrator determined that the amount of the net controllable assets as of the acquisition date was greater than the amount estimated in the acquisition agreement by $18.1 million, resulting in an increase of the purchase price of $18.1 million. Interest on the purchase price adjustment of $3.3 million was paid for the period from the acquisition date to the date when we made payment and was accounted for as interest expense. The acquisition agreement also contained indemnification obligations on Exel for certain tax payments made by us on behalf of Exel. These tax payments plus associated interest totaled $4.0 million and were deducted from the purchase price adjustment. Our cash payment to Exel on October 19, 2001, for the net balance owed to Exel totaled $17.4 million. The purchase adjustment resulted in a net increase to goodwill of $18.1 million.

(3)
On December 31, 2001, we completed a stock-for-stock merger with Moveline under an agreement and plan of merger, dated as of November 9, 2001, pursuant to which Moveline merged with one of our wholly owned subsidiaries with such subsidiary as the surviving corporation. Under the terms of the merger agreement, Moveline's stockholders received a fraction of a share of common stock of our parent, SIRVA, for each Moveline share acquired in the merger. Immediately following the merger, we contributed the surviving subsidiary to Allied Van Lines, Inc., another of our wholly owned subsidiaries. Allied Van Lines subsequently merged with that subsidiary, with Allied Van Lines as the surviving corporation. In connection with the stock-for-stock merger, Fund V acquired 1,760,570 additional shares of common stock of SIRVA.

  Moveline, which was founded and spun-off by SIRVA on August 1, 2000, had developed and marketed a proprietary information technology-based customer care solution that builds upon the moving industry's historical van-line business model. Prior to the merger, Fund V held a majority of the capital stock of both Moveline and SIRVA.

  In accordance with the accounting rules for mergers of entities under common control, our merger with Moveline was accounted for in a manner similar to a pooling-of-interests since it was acquired from Fund V and our parent, SIRVA. Our consolidated financial statements were restated to include the combined results of operations, financial position and cash flows of Moveline since its inception.

  As a result of the merger, all material intercompany accounts and transactions with Moveline were eliminated in consolidation.

  Operating revenues and net loss previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statement of Operations were as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(Dollars in millions)
Operating Revenues:
North American Van Lines	$2,228.8	$2,371.9
Moveline	26.6	9.0
Eliminations	(6.1)	(2.2)

Combined	$2,249.3	$2,378.7

Net Loss:
North American Van Lines	$(2.7)	$(10.3)
Moveline	(8.2)	(6.8)

Combined	$(10.9)	$(17.1)

  Fees and expenses related to the merger and costs to integrate the combined companies were expensed in the fourth quarter 2001.

(4)
Restructuring and other unusual items have been included in this line item as follows: (a) in the year ended December 31, 2002, we incurred $0.4 million of restructuring and other unusual items, comprised of $7.1 million of impairment charges, due to a reduction in the number of software modules implemented as a result of a change in business strategy in logistics services and $4.6 million of expenses related to the December 2002 SIRVA headquarters building move, partially offset by $7.4 million of pension and retiree medical curtailment gain as the pension plan was frozen and retiree medical benefits were reduced, $3.0 million of gain from the sale of our U.K. industrial moving business and $0.9 million of restructuring credit pertaining to the logistics services' parts centers as we were able to sublease certain parts centers facilities earlier than originally estimated; (b) in the year ended December 31, 2001, we incurred $4.9 million of restructuring charges, of which $4.3 million related to exiting the logistics services' parts center business and associated headcount reductions and $0.6 million related to our moving services—

  Europe and Asia Pacific segment's U.K. branch network and the elimination of management redundancy within the industrial moving unit (which we refer to as the "Branch System"); (c) in the year ended December 31, 2000, we incurred $4.9 million of restructuring charges consisting of $2.7 million of costs relating to the Branch System and $2.2 million of restructuring charges in connection with implementing Fast Forward (a long-term initiative designed to improve productivity and profitability targeted as improving efficiency by eliminating or streamlining work processes and reducing costs by eliminating redundant equipment, facilities and related headcount); (d) in the year ended December 25, 1999, we incurred $4.1 million of restructuring expense for severance related costs, building lease terminations and losses on the sale of equipment, all related to implementing Fast Forward, and $5.0 million of expense related to a customer contract termination and related settlement costs and (e) in 1998, the predecessor incurred incremental compensation of $4.6 million due to contracts with key executives with incentive provisions to encourage them to remain with the predecessor until a sale of the business was completed.

(5)
During 1999, we retired debt resulting in an extraordinary charge of $3.4 million, net of applicable income tax benefit.

(6)
Effective January 1, 2001 we adopted FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, which resulted in a change in method of accounting. The cumulative effect of this accounting change was a loss of $0.5 million ($0.3 million, net of tax).

(7)
Total debt consists of long-term debt, current portion of long-term debt, capital lease obligations, amounts outstanding under the revolving credit facility forming part of our senior credit facility and other short-term debt.

(8)
Depreciation and other amortization include depreciation expense for property and equipment, amortization expense for intangible assets and deferred agent contract expenditures and exclude amortization expense for deferred debt issuance costs, which are recorded as part of interest expense.

(9)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations plus fixed charges less capitalized interest. Fixed charges consist of (i) interest whether expensed or capitalized, (ii) the amortization of deferred debt issuance costs and (iii) an allocation of one-third of the rental expense from operating leases, which management considers to be a reasonable approximation of the interest factor of operating lease payments. For the year ended December 25, 1999 and the three-month period ended March 28, 1998, earnings were insufficient to cover fixed charges by approximately $1.1 million and $1.3 million, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

        On July 29, 2002, RS Acquisition Holding, LLC, a Delaware limited liability company and a wholly owned subsidiary of SIRVA, acquired Rowan Simmons, a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities, and other services to corporations that assist employees in their relocation needs, for approximately $14.0 million. The purchase price was funded from the proceeds of a bank loan. Under the terms of the purchase agreement between RS Acquisition Holding, LLC and us, we agreed to acquire Rowan Simmons, excluding the homes inventory and associated mortgage liabilities, from RS Acquisition Holding, LLC no later than April 29, 2003 for approximately $14.0 million. Since the transaction will be between entities under common control, the transaction will be accounted for in a manner similar to a pooling-of-interests.

        On May 3, 2002, SIRVA, through two wholly owned subsidiaries, purchased CRS, the business conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation, which we own directly, purchased the non-mortgage lending operations net assets and equity from CRS. The mortgage lending operations of the seller were purchased by the other subsidiary, CMS Holding LLC ("CMS Holding"), which is owned directly by SIRVA. The mortgage lending operations share common customers with the other operations of SIRVA Relocation. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60.0 million, of which $3.5 million was paid for the assets of the mortgage lending operations. Approximately $45.0 million of the purchase price was paid in cash and $15.0 million (non-cash) was paid in notes issued by us. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition, including $26.6 million of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by CMS Holding. The cash purchase price for the acquisition, as well as approximately $24.1 million of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds of $36.5 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI, an affiliate of Fund V, the controlling shareholder of SIRVA, and the incurrence of $50.0 million of additional senior indebtedness. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $53.1 million, customer relationships of $28.7 million and covenants not to compete of $6.1 million.

        On April 12, 2002, we purchased NAIT, the business conducted by the National Association of Independent Truckers, a leading provider of insurance services to independent contract truck drivers, for approximately $25.4 million in cash, $3.6 million in assumed net liabilities, a deferred amount of $3.0 million payable subject to the completion of certain operating performance objectives during 2002 and 2003 and an actuarially determined amount of $7.4 million to be paid during 2003 and 2004, based on insurance losses incurred with respect to policies issued during the year ended December 31, 2001. NAIT is an association of more than 13,800 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from existing cash and investment balances and $20.0 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI. The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $16.8 million, trade names of $12.3 million, member relationships of $6.1 million and a covenant not to compete of $5.8 million.

        On December 31, 2001, we completed a stock-for-stock merger with Moveline, Inc. ("Moveline"), a Delaware corporation, a majority of the outstanding capital stock of which was owned by Fund V, under an agreement and plan of merger dated as of November 9, 2001, pursuant to which Moveline merged with one of our wholly-owned subsidiaries, with such subsidiary as the surviving corporation. Under the terms of the merger agreement, Moveline's stockholders received a fraction of a share of the common stock of our parent, SIRVA, for each Moveline share acquired in the merger. Immediately following the merger, we contributed the surviving subsidiary to Allied Van Lines, Inc., a Delaware corporation and another of our wholly owned subsidiaries. Allied Van Lines subsequently merged with that subsidiary with Allied Van Lines as the surviving corporation. In connection with the stock-for-stock merger, Fund V acquired 1,760,570 additional shares of SIRVA. Prior to the merger, Moveline had developed and marketed a proprietary information technology-based customer care solution that builds upon the moving industry's historical van line business model. Our consolidated financial statements were restated to include the combined results of operations, financial position and cash flows of Moveline since its inception, as though it had always been a part of us.

        Due to these acquisitions, we have realigned certain businesses within our segment structure and created two additional segments. Our operating revenues are derived from the following five business segments: (1) our moving services—North America segment, (2) our moving services—Europe and Asia Pacific segment, (3) our relocation services segment, (4) our insurance services segment, and (5) our logistics services segment. Segments (1) through (3) comprise global relocation services.

        Our moving services—North America segment operates under the northAmerican, Allied and Global brand names and provides two types of moving services: (1) domestic, which provides residential moving services in the United States and Canada through a network of exclusive agents who provide the sales, packing, loading, transportation, delivery and warehousing services and (2) international, which primarily markets to multi-national companies most often based in the United States and provides or coordinates moving services for residential shipments destined to or originating in foreign countries using our exclusive agent network in North America and authorized representatives around the world to complete the service offering.

        Our moving services—Europe and Asia Pacific segment operates in the United Kingdom, Europe, Australia and Asia Pacific through a network of company-owned branches that utilize the Pickfords or Allied Pickfords brand names among others. This segment provides complete domestic and international residential moving services, including sales, packing, loading, transportation, delivery and warehousing. It also provides records management and office and industrial relocation services.

        Our relocation services segment is comprised of SIRVA Relocation and its wholly owned subsidiaries, which operate as global providers of domestic and international relocation services to corporate clients and their employees, including home sale services, relocation coordination services, expense management and transaction reporting.

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

Business Trends and Initiatives

        In 2002, we established the strategic objective of dramatically expanding our presence in the corporate relocation market. As a result, we acquired CRS, a U.S. based relocation services provider that was approximately the third largest provider of such services in the U.S. market. We also acquired Prime Relocation in Australia, establishing a Pacific relocation center, which will be supplemented by the opening in Hong Kong of an Asia relocation center in early 2003. Our parent, SIRVA, also acquired CMS Holding, the mortgage lending arm of the CRS group, adding mortgage services to our relocation offering, and also acquired, in July of 2002, Rowan Simmons in the U.K., the largest local provider of relocation services in that market. These acquisitions have established for us a worldwide footprint from which to provide global relocation services. The strategy has been enhanced by the recent combination of the relocation and moving sales forces so that our marketing approach can incorporate our expansive list of moving clients and begin to offer a broader platform of services to our clients' human resource function.

        Our moving services group continues to expand through acquisitions. After completing the Allied Acquisition in 1999, which substantially expanded our scope of operations in the U.S., the U.K., Europe and the Asia Pacific region, we acquired Global Van Lines in the U.S. and Allied Movers in New Zealand in 2000, and acquired in 2002 Prime International in Australia, Total Recall in the U.K. and Maison Huet in France.

        Our insurance segment operates in specific niche markets related to transportation and moving and storage. In 2002, our insurance operations nearly doubled their base of written premiums with the acquisition of NAIT, which focuses on servicing the substantial community of owner/operator drivers with insurance and other professional and support services.

        We have been successful at smoothly integrating these acquisitions and will continue to pursue additional transactions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve.

        We have also pursued a number of long-term initiatives designed to improve productivity and profitability. We have invested significant amounts in information technology solutions in order to enhance operational and administrative efficiencies. We have also initiated several restructuring projects over the last few years to streamline management structures, integrate acquired businesses, reshape service delivery operations, reduce general and administrative headcount and exit under-performing business units. We feel that these efforts have been instrumental in reducing our costs and positioning us well for continued profitable growth, although no assurance can be given in this regard.

Critical Accounting Policies

        Revenue recognition:    We recognize estimated gross revenue to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed. The estimate of revenue remains in a receivable account called Delivered Not Processed ("DNP") until the customer is invoiced. Concurrent with the DNP estimate, we recognize an accrual for Purchased Transportation Expenses ("PTE") to account for the estimated costs of packing services, transportation expenses and other such costs associated with the service delivery. The estimate for PTE is not adjusted until we receive actual charges, which are typically within 30 days of the estimate.

        In the Relocation Services segment, fees are paid to us by corporate customers at either a fixed price per transferred employee or based upon a fixed percentage of the home's selling price. In either case, revenue is recognized when a home sale contract with the ultimate buyer is signed. However, if we purchase a property from the transferee when no outside buyer has been located and the property enters our inventory, revenue is not recognized on that property until the closing of a sale to an outside buyer.

Additionally, fees are paid to us by company-qualified real estate agents for the listing or home purchase referral of a transferred employee.

        Insurance reserves:    We have first dollar coverage for principally all insurable business risks except cargo damage claims and delay claims. Our multiple-line property and commercial liability insurance group sets its reserve rates based on a percentage of earned premium. The percentage is based on historical data, run rates and actuarial methods.

        Claims reserves:    We estimate costs relating to cargo damage and delay claims based primarily on actuarial methods applied to historical trends. For the year ended December 31, 2002, our cargo loss and damage expense was $13.4 million lower than for the year ended December 31, 2001, due to favorable development of claim frequency and severity trends. There can be no assurance that this favorable trend will continue for the year ended December 31, 2003.

        Pensions and other postretirement benefits:    We provide a range of benefits to our employees and retired employees, including defined benefit retirement plans, postretirement health care and life insurance benefits and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. GAAP, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording the Company's obligations under our plans are reasonable based on our experience and advice from our actuaries.

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

        Use of estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the areas where estimation is significant are as follows: (a) DNP is the estimated revenues associated with shipments delivered or services completed and not invoiced; (b) PTE is the associated purchased transportation expense that is estimated corresponding to the DNP revenue; (c) accounts and notes receivable reserves for doubtful accounts are estimated based on historical write-off data to establish the uncollectible portion of the receivables; (d) homes inventory, net of allowance for loss upon sale is estimated based on historical write-off data and current facts and circumstances; (e) costs relating to cargo damage and delay claims are estimated based on actuarial methods; (f) an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset; and (g) insurance loss reserves are estimated utilizing third party actuaries.

Results of Operations

        Our operating revenues are derived from our moving services—North America, moving services—Europe and Asia Pacific, relocation services, insurance services and logistics services segments. Gross margin is a result of operating revenues less direct expenses associated with the movement of goods or the completion of services. Direct expenses are defined as follows for each segment.

        Moving services—North America's transportation expenses are comprised of payments to:

  •
  owner/operators or agents based on a predetermined rate schedule to provide equipment and haul shipments;

  •
  owner/operators or agent crews for services such as packing, crating, loading and unloading;

  •
  agents for booking (sales activity), estimating and customer service; and

  •
  other third parties such as ocean freight carriers for other transportation services.

        Moving services—Europe and Asia Pacific's transportation expenses are similar to those of moving services—North America, except that expenses incurred to provide moving and storage services are largely in the form of direct labor and equipment expenses rather than in the form of agent or owner/operator expenses.

        Relocation services direct expenses are primarily comprised of commissions paid to realtors, home closing costs and staff expenses associated with providing relocation coordination services.

        Insurance services direct expenses are primarily comprised of underwriting policies, payments of loss recovery to policy holders and loss adjustment expense.

        Logistics services transportation expenses are comprised of:

  •
  payments to owner/operators, employee or agent drivers on a predetermined rate schedule to provide equipment and haul shipments;

  •
  payments to owner/operators, employee or agent crews for services such as pick-up, delivery and installation;

  •
  facility and equipment costs, including lease expense and labor costs associated with running the transportation network and our equipment;

  •
  payments to agents for booking (sales activity) and customer service; and

  •
  sub-contracted transportation expenses in providing supply chain management services.

        Operating expenses include our insurance and claims, bad debt and general and administrative expenses. Employee compensation and benefits account for over 50% of general and administrative expenses. Other significant components of general and administrative expenses are communication costs, rent, supplies and other purchased services.

        Our financial statements reflect operations since our acquisition by Fund V on March 29, 1998 through December 26, 1998 and for the years ended December 25, 1999 and December 31, 2000, 2001 and 2002. After our acquisition by Fund V, in accordance with Emerging Issues Task Force 91-9, "Revenue and Expense Recognition for Freight Services in Process", we changed our accounting basis and recognize estimated revenue and direct costs when shipments are delivered. Our predecessor company recognized estimated revenue and direct costs when shipments were loaded. Management believes the impact of this difference on reported operating revenues and income from operations is not material.

        The results of operations for the period December 28, 1997 through March 28, 1998 represents the historical results of operations of our predecessor under the ownership of Norfolk Southern Corporation prior to the closing of the 1998 Acquisition. Solely to facilitate comparison and assessment of the trends in the results of operations, the following presentation of results of operations for the year ended December 26, 1998 was obtained by combining the historical results of operations of our predecessor for the period from December 28, 1997 through March 28, 1998 with our results of operations for the period from March 29, 1998 through December 26, 1998 (the "1998 Period") adjusted for the effects of purchase accounting as if the transaction had occurred as of December 28, 1997.

        Prior to the Allied Acquisition, we had operated on a fiscal calendar ending on the Saturday nearest to December 31 of each year. To coordinate our accounting calendar with Allied's following the Allied Acquisition, we recorded the operations of North American Van Lines and its non-Allied subsidiaries for the last week of December 1999 as January 2000 business. This has resulted in an additional week (the "2000 Additional Week") in the year ended December 31, 2000, as compared to the year ended December 31, 2001.

        Our financial and operating data for the periods ending after November 19, 1999 include financial and operating data of Allied.

        The following table sets forth the percentage relationship of certain items to our operating revenues for the periods indicated:

(Percent of revenues)	1998 Period	Year Ended December 25, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Operating Revenues:
Moving Services—North America	52.7%	50.5%	57.0%	56.9%	52.4%
Moving Services—Europe and Asia Pacific	n/a	3.2%	13.6%	14.7%	16.1%
Relocation Services	n/a	n/a	0.1%	0.1%	3.2%
Insurance Services	n/a	0.6%	1.8%	2.2%	3.7%
Logistics Services	47.3%	45.7%	27.5%	26.1%	24.6%

Operating Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Transportation and operating expenses	99.1%	99.3%	97.7%	97.4%	95.7%
Restructuring and other unusual items	0.4%	0.8%	0.2%	0.2%	0.0%

Income (loss) from operations	0.5%	(0.1)%	2.1%	2.4%	4.3%
Interest expense	(1.6)%	(1.9)%	(2.8)%	(2.8)%	(2.4)%

Income (loss) before taxes	(1.1)%	(2.0)%	(0.7)%	(0.4)%	1.9%
Income tax provision (benefit)	(0.3)%	(0.6)%	0.0%	0.1%	0.7%
Discontinued operations/extraordinary charge/cumulative effect	n/a	(0.3)%	n/a	(0.0)%	n/a

Net income (loss)	(0.8)%	(1.7)%	(0.7)%	(0.5)%	1.2%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The following table sets forth certain figures regarding our results of operations for the year ended December 31, 2002, compared to the year ended December 31, 2001.

	Year Ended December 31, 2002	Year Ended December 31, 2001	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$1,140.0	$1,280.6	(11.0)%
Moving Services—Europe and Asia Pacific	350.6	330.4	6.1%
Relocation Services	69.8	2.0	f

Global Relocation Services	1,560.4	1,613.0	(3.3)%
Insurance Services	81.6	48.3	68.9%
Logistics Services	535.2	588.0	(9.0)%

Operating revenues	$2,177.2	$2,249.3	(3.2)%

Gross margin	459.3	436.9	5.1%
Operating expenses	364.9	378.7	(3.6)%
Restructuring and other unusual items	0.4	4.9	(91.8)%

Income from operations	$94.0	$53.3	76.4%

Income (loss) from operations:
Moving Services—North America	$39.4	$17.1	f
Moving Services—Europe and Asia Pacific	24.7	24.5	0.8%
Relocation Services	8.4	(0.9)	f

Global Relocation Services	72.5	40.7	78.1%
Insurance Services	23.6	15.8	49.4%
Logistics Services	(2.1)	(3.2)	34.4%

Income from operations	$94.0	$53.3	76.4%

(a)
Percentages are reflected except when greater than 100%, in which case an "f" for favorable is shown.

        Shipment counts are a measure of activity commonly used by the transportation industry. The following table represents shipments handled by the moving services—North America and logistics services segments. A moving services—North America shipment is the movement of household goods from the point of origin to the final destination. Logistics services shipments represent the movement of truckload or less-than-truckload quantities of products from the point of origin to the final destination. Our moving services—Europe and Asia Pacific segment, which operates outside of North America (principally in the United Kingdom and Australia), primarily generates revenues from the following activities: domestic moving, international moving, business moving services and records management. While shipments are an indicator of revenue in residential moving, aggregate shipment counts for our moving services—Europe and Asia Pacific segment are not routinely prepared and therefore are not provided.

	Number of Shipments
	Year Ended December 31, 2002	Year Ended December 31, 2001	% Increase (Decrease) from Prior Period(a)
Moving Services—North America:
U.S. and Canada	216,700	238,800	(9.3)%
International	29,400	34,200	(14.0)%
Logistics Services:
Specialized transportation	381,200	394,600	(3.4)%
European operations	354,300	380,300	(6.8)%

        Operating Revenues.    Operating revenues for the year ended December 31, 2002 were $2,177.2 million, a decrease of $72.1 million compared to the same period in 2001 primarily as a result of the factors discussed below.

        Revenue in moving services—North America for the year ended December 31, 2002 decreased $140.6 million or 11% as compared to the year ended December 31, 2001 due primarily to the continuation of the general economic slowdown. Shipments were lower by approximately 10%, 7% and 14% in the Allied and northAmerican lines and in the international unit, respectively. The percentage of revenue decrease in the Allied and northAmerican lines was higher than the percentage decrease in shipments primarily due to the mix of customers served.

        Revenue in moving services—Europe and Asia Pacific increased $20.2 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001. This was primarily due to a favorable currency impact of $18.0 million and an increase in Asia Pacific revenue, as Asia business and the domestic and international moving business in Australia improved. Records management business also improved for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This was partially offset by softness in industrial moving in the United Kingdom. For the year ended December 31, 2002, the Pound Sterling, the Australian dollar and the Euro were stronger as compared to the year ended December 31, 2001 by approximately 4%, 5% and 5%, respectively, when translated into the weaker U.S. dollar.

        Revenue in relocation services for the year ended December 31, 2002 was $67.8 million higher as compared to the year ended December 31, 2001. The increase was due to the CRS acquisition.

        Revenue in insurance services for the year ended December 31, 2002 was $33.3 million higher as compared to the year ended December 31, 2001. The increase was due to the NAIT acquisition, a general increase in rates and additional market penetration.

        Revenue in logistics services decreased $52.8 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to reduced shipments within specialized transportation and reduced activity levels in freight forwarding, due to the general economic slowdown, particularly in the technology and telecommunications sectors. Revenues were also $14.5 million lower than in the year ending December 31, 2001 because we exited the parts center business at the end of 2001. These reductions were partially offset by new volume in logistics solutions due to the addition of new customers and increased program volume with existing customers.

        Gross Margin.    Gross margin for the year ended December 31, 2002 was $459.3 million, an increase of $22.4 million compared to the year ended December 31, 2001. The gross margin (as a percentage of sales) was 21.1% for the year ended December 31, 2002 and was 19.4% for the year ended December 31, 2001. The increase was primarily due to $33.9 million from acquisitions and, to a lesser extent, customer mix and operating and service delivery efficiencies, partially offset by the margin effect of the volume shortfall.

        Operating Expenses.    Operating expenses for the year ended December 31, 2002 were $364.9 million, a decrease of $13.8 million compared to the year ended December 31, 2001. Cargo loss and damage expenses were $13.4 million lower than in the same period in the prior year due to favorable development of claim frequency and severity trends. We are continuing cost containment programs such as delayering the organization and generally reducing discretionary expenses. Effective January 2002, we adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is reviewed at least annually for impairment. The resultant decrease due to the elimination of goodwill amortization was $10.9 million. Partially offsetting the above were $19.7 million of higher general and administrative expenses due to incremental expenses of our acquisitions. As a percentage of revenue, operating expenses were 16.8% for the year ended December 31, 2002, which approximated the ratio for the year ended December 31, 2001.

        Restructuring and other unusual items.    In the year ended December 31, 2002, we incurred $0.4 million of restructuring and other unusual items, comprised of $7.1 million of software impairment charges due to a reduction in the number of software modules implemented as a result of a change in business strategy in logistics services and $4.6 million of expenses related to the December 2002 SIRVA headquarters building move. These amounts were partially offset by $7.4 million of pension and retiree medical curtailment gain due to the freezing of the U.S. pension plan and the reduction of retiree medical benefits, $3.0 million of gain from the sale of our U.K. industrial moving business and a $0.9 million restructuring credit pertaining to the logistics parts centers due to our entering into subleases of certain parts centers facilities earlier than originally estimated. In the year ended December 31, 2001, we incurred $4.9 million of expense, due primarily to the logistics parts center restructuring.

        Income (Loss) from Operations.    Income from operations for the year ended December 31, 2002 was $94.0 million, compared to $53.3 million for the same period in 2001 as a result of the factors discussed below.

        Income from operations in moving services—North America for the year ended December 31, 2002 as compared to the year ended December 31, 2001 increased $22.3 million primarily due to $12.3 million of lower cargo loss and damage expense, $20.1 million of reduced general and administrative expenses and the elimination of goodwill amortization, which was $4.8 million for the year ended December 31, 2001. Income from operations in moving services—North American for the year ended December 31, 2002 was also higher than for the year ended December 31, 2001 due to the expenses associated with the January 2001 agent convention and $2.6 million of pension and retiree medical curtailment gain. These favorable variances were partially offset by $13.9 million of lower Allied and northAmerican lines margins as a result of the volume decrease and $3.5 million of expenses related to the December 2002 SIRVA headquarters move.

        Income from operations in moving services—Europe and Asia Pacific increased $0.2 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This was primarily due to higher gross margin due to revenue mix and the elimination of goodwill amortization, which was $4.5 million for the year ended December 31, 2001. On December 28, 2002, we sold our U.K. industrial moving business, resulting in a gain of $3.0 million. These favorable variances were partially offset by an increase in general and administrative expenses, due primarily to $2.6 million of severance costs and $1.8 million of increased customer claims and a year-over-year decrease of $0.7 million relating to gains on outstanding foreign currency exchange contracts.

        Income from operations in relocation services for the year ended December 31, 2002 as compared to the year ended December 31, 2001 increased $9.3 million primarily due to the CRS acquisition.

        Income from operations in insurance services for the year ended December 31, 2002 as compared to the year ended December 31, 2001 increased $7.8 million primarily due to higher margins due to increased revenue, the NAIT acquisition and a year-over-year derivative gain of $0.7 million.

        Loss from operations in logistics services for the year ended December 31, 2002 was $2.1 million, an improvement of $1.1 million compared to the year ended December 31, 2001 due to lower general and administrative expenses, the elimination of $1.6 million of goodwill amortization and $4.5 million of pension and retiree medical curtailment gain. In the year ended December 31, 2001, losses related to the parts centers business, which we exited at the end of 2001, were $6.6 million. These favorable variances were partially offset by lower margins due to the reduction in specialized transportation shipment volume and reduced activity in freight forwarding and $7.1 million of software impairment charges.

        Interest Expense.    Interest expenses for the year ended December 31, 2002 were $52.2 million compared to $62.0 million in the year ended December 31, 2001. This decrease is due primarily to lower interest rates and lower average borrowings.

        Provision for Income Taxes.    For the year ended December 31, 2002, income tax expense was $14.1 million based on pre-tax income of $41.2 million. For the year ended December 31, 2001, the income tax provision was $1.9 million based on a pre-tax loss of $8.8 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. The income tax rate difference for the year ended December 31, 2002 was improved over the statutory rate for the year ended December 31, 2001 primarily due to the elimination of goodwill amortization expense. For the year ended December 31, 2001, this difference is primarily due to (1) the non-deductibility of certain items, primarily goodwill amortization, expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items created taxable income that is greater than income reported for financial statement purposes for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        The following table sets forth certain figures regarding our results of operations for the year ended December 31, 2001, compared to the year ended December 31, 2000.

	Year Ended December 31, 2001	Year Ended December 31, 2000	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$1,280.6	$1,356.1	(5.6)%
Moving Services—Europe and Asia Pacific	330.4	323.4	2.2%
Relocation Services	2.0	1.8	11.1%

Global Relocation Services	1,613.0	1,681.3	(4.1)%
Insurance Services	48.3	43.9	10.0%
Logistics Services	588.0	653.5	(10.0)%

Operating revenues	$2,249.3	$2,378.7	(5.4)%

Gross margin	436.9	446.6	(2.2)%
Operating expenses	378.7	391.9	(3.4)%
Restructuring	4.9	4.9	—

Income from operations	$53.3	$49.8	7.0%

Income (loss) from operations:
Moving Services—North America	17.1	9.6	78.1%
Moving Services—Europe and Asia Pacific	24.5	21.9	11.9%
Relocation Services	(0.9)	0.6	u

Global Relocation Services	40.7	32.1	26.8%
Insurance Services	15.8	15.1	4.6%
Logistics Services	(3.2)	2.6	u

Income from operations	$53.3	$49.8	7.0%

(a)
Percentages are reflected except when greater or less than 100%, in which case an "f" for favorable or "u" for unfavorable is shown.

        Shipment counts are a measure of activity commonly used by the transportation industry. The following table represents shipments handled by the moving services—North America and logistics services segments. A moving services—North America shipment is the movement of household goods from the point of origin to the final destination. Logistics services shipments represent the movement of truckload or less-than-truckload quantities of products from the point of origin to the final destination. Our moving services—Europe and Asia Pacific segment, which operates outside of North America (principally in the United Kingdom and Australia), primarily generates revenues from the following activities: domestic moving, international moving, business moving services and records management. While shipments are an indicator of revenue in residential moving, aggregate shipment counts for our moving services—Europe and Asia Pacific segment are not routinely prepared and therefore are not provided.

	Number of Shipments
	Year Ended December 31, 2001	Year Ended December 31, 2000	% Increase (Decrease) from Prior Period
Van line network:
U.S. and Canada	238,800	271,200	(11.9)%
International	34,200	41,600	(17.8)%
Logistics services:
Specialized transportation	394,600	443,500	(11.0)%
European operations	380,300	313,700	21.2%

        Operating Revenues.    Operating revenues for the year ended December 31, 2001 were $2,249.3 million, a decrease of $129.4 million compared to the same period in 2000 primarily as a result of the factors discussed below.

        Revenue in moving services—North America for the year ended December 31, 2001 decreased $75.5 million as compared to the year ended December 31, 2000 due primarily to the general economic slowdown which resulted in lower shipment activity in the Allied and northAmerican lines and the international unit. These shortfalls were partially offset by increased revenue per shipment in the Allied and northAmerican lines. The percentage of revenue decrease in the Allied and northAmerican lines was lower than the percentage decrease in shipments due to the mix of customers served and higher revenue per shipment.

        Revenue in moving services—Europe and Asia Pacific increased $7.0 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000. This was primarily due to underlying growth on a local currency basis in records management, increased volume in the residential moving business in the United Kingdom and industrial moving business improvement year-over-year. The Australia unit of Asia Pacific also showed improvement due primarily to an increase in international moving. New Zealand increased its revenue due to an acquisition made in late 2000. This was partially offset by an unfavorable currency impact of $19.8 million. For the year ended December 31, 2001, the Pound Sterling, the Australian dollar and the Euro were weaker as compared to the year ended December 31, 2000 by approximately 5%, 11% and 3%, respectively, when translated into the relatively stronger U.S. Dollar.

        Revenue in relocation services for the year ended December 31, 2001 increased to $2.0 million from $1.8 million for the year ended December 31, 2000.

        Revenue in insurance services for the year ended December 31, 2001 increased to $48.3 million from $43.9 million in the year ended December 31, 2000. The increase was due to additional product offerings and an expanded customer base.

        Revenue in logistics services decreased $65.5 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000 due primarily to the elimination of $14.1 million of revenue associated with the home delivery business, reduced activity levels totaling $15.6 million of revenue in the parts center business which reflects the loss of a major customer (we exited the parts center business at the end of 2001), lower volume in specialized transportation, principally due to the general economic slowdown and a $12.5 million decrease in special product division revenue due to loss of the special products division's largest agent in late 2000. The agent terminated its relationship with us in order to serve another van line, due to contract pricing differences. The special products division primarily hauls specialty products such as medical and fitness equipment and tradeshow-related items. These decreases were partially offset by higher solutions volume due to the addition of new customers and the addition of new business in the European operations.

        Gross Margin.    Gross margin for the year ended December 31, 2001 was $436.9 million, a decrease of $9.7 million compared to the year ended December 31, 2000. The decrease was due primarily to a shipment volume decline due to the general economic slowdown. The gross margin (as a percentage of sales) was 19.4% for the year ended December 31, 2001 and was 18.8% for the year ended December 31, 2000. This increase was due primarily to customer mix and operating and service delivery efficiencies.

        Operating Expenses.    Operating expenses for the year ended December 31, 2001 were $378.7 million, a decrease of $13.2 million compared to the year ended December 31, 2000. The decrease is due to reduced shipment volume, which resulted in reduced cargo and related claims expense. As a percentage of revenue, operating expenses were 16.8% for the year ended December 31, 2001, compared to 16.5% for the year ended December 31, 2000. The increase was due primarily to incremental systems expenses aimed at enhancing applications in our logistics services segment.

        Restructuring.    In the year ended December 31, 2001, we incurred $4.9 million of restructuring expense, of which $4.3 million relates to the exiting of the logistics services parts center business and headcount reductions and $0.6 million relates to the Branch System. In the year ended December 31, 2000, we incurred $2.7 million of costs relating to the Branch System and $2.2 million of restructuring charges in connection with our Fast Forward program.

        Income (Loss) from Operations.    Income from operations for the year ended December 31, 2001 was $53.3 million, compared to $49.8 million for the same period in 2000 as a result of the factors discussed below.

        Income from operations in moving services—North America for the year ended December 31, 2001 as compared to the year ended December 31, 2000 increased $7.5 million primarily due to lower cargo claims-related expense and reduced bad debt and depreciation expense. General and administrative expenses were also lower than in the same period in 2000. These favorable variances were partially offset by lower Allied and northAmerican lines margins as a result of the general economic slowdown, the expenses associated with the January 2001 agent convention and the margin effect of the 2000 Additional Week in the northAmerican line.

        Income from operations for moving services—Europe and Asia Pacific increased $2.6 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000. Margins were higher, with improvement in Australia and New Zealand offset by lower margins in the residential moving business in the United Kingdom. Depreciation expense was lower and there was additional restructuring expense that occurred in 2000. The 2001 favorable variance in income from operations was partially offset by an unfavorable currency impact of $1.2 million and lower year-over-year gains relating to outstanding foreign currency exchange contracts.

        Relocation services loss from operations for the year ended December 31, 2001 was $0.9 million, while for the year ended December 31, 2000, income from operations was $0.6 million. The decrease was primarily due to additional general and administrative expenses for the year ended December 31, 2001.

        Insurance services income from operations for the year ended December 31, 2001 increased to $15.8 million from $15.1 million for the year ended December 31, 2000. The increase was a result of higher margins due to additional product offerings and an expanded customer base.

        Loss from operations in logistics services for the year ended December 31, 2001 was $3.2 million, a decrease of $5.8 million compared to the year ended December 31, 2000 due to lower margins in specialized transportation and in the parts centers partially offset by improved margins in programs. Also contributing to the unfavorable performance was $3.3 million of additional restructuring expense year-over-year consisting of severance and employee benefit costs, lease and asset impairment costs related to the exiting of the parts center business and incremental systems expenses aimed at enhancing solutions applications, partially offset by reduced depreciation expense. The margin effect of the 2000 Additional Week also contributed to the unfavorable variance.

        Interest Expense.    Interest expense for the year ended December 31, 2001 was $62.0 million compared to $67.3 million in the year ended December 31, 2000. This decrease was due primarily to lower interest rates. The decrease in interest expense was partially offset by $3.3 million of interest paid on the Allied Acquisition purchase price adjustment.

        Income Tax Provision (Benefit).    For the year ended December 31, 2001, the income tax provision was $1.9 million based on a pre-tax loss of $8.8 million. For the year ended December 31, 2000, the income tax benefit was less than $0.1 million based on a pre-tax loss of $17.1 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference was primarily due to (1) the non-deductibility of amortization expense associated with certain intangible assets and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

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

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense, which was $52.2 million in 2002, and is expected to approximate $53.0 million in 2003 due to an increased average debt level, partially offset by lower interest rates;

  •
  principal repayments of debt and capital leases, which will total $28.3 million in 2003, $26.7 million in 2004, $40.7 million in 2005, $155.5 million in 2006, $141.8 million in 2007 and $152.6 million thereafter;

  •
  operating lease payments, which were $58.9 million in 2002 and will total $49.0 million in 2003, $39.2 million in 2004, $36.3 million in 2005, $27.0 million in 2006, $24.4 million in 2007 and $102.9 million thereafter;

  •
  unconditional purchase commitments which will total $22.0 million in 2003, $20.0 million in 2004, $19.3 million in 2005, $19.2 million in 2006, $18.6 million in 2007 and $83.5 million thereafter;

  •
  capital expenditures, which were $33.3 million in 2002, and are expected to range between $30.0 million and $40.0 million in 2003; and

  •
  working capital requirements as may be needed to support business growth.

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

        Debt Service.    Principal and interest payments under our senior credit facility and interest payments on the notes represent significant liquidity requirements for us. Our senior credit facility is comprised of note payable—Tranche A, note payable—Tranche B and a revolving credit facility. As of December 31,

2002, we had $543.6 million of indebtedness comprised of indebtedness for borrowed money and capital leases consisting of:

  •
  $150.0 million principal amount of our 13 3/8% senior subordinated notes;

  •
  $329.9 million outstanding under our term loans (consisting of a note payable—tranche A and a note payable—tranche B amounting to $120.0 million and $209.9 million, respectively);

  •
  $27.0 million outstanding under our $150.0 million revolving credit facility;

  •
  $19.0 million of capital leases; and

  •
  $17.7 million of other debt.

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

        Covenant Restrictions.    The senior credit facility imposes restrictions on our ability to make capital expenditures. Additionally, the senior credit facility, the indenture governing the notes and the agreements governing our parent company's senior discount debt, which at December 31, 2002 had accreted to $56.6 million, limit our ability to incur additional indebtedness. Such restrictions could limit our ability to

  •
  respond to certain market conditions;

  •
  meet our capital spending program;

  •
  provide for unanticipated capital investments or

  •
  take advantage of business opportunities.

The covenants in the senior credit facility also, among other things, limit our ability to

  •
  dispose of assets;

  •
  incur guarantee obligations;

  •
  prepay other indebtedness;

  •
  make restricted payments;

  •
  create liens;

  •
  make equity or debt investments;

  •
  make acquisitions;

  •
  modify terms of the indenture;

  •
  engage in mergers or consolidations;

  •
  change the business conducted by us;

  •
  make capital expenditures or

  •
  engage in certain transactions with affiliates.

The indenture governing our senior subordinated notes and the agreements governing our parent company's senior discount debt contain a number of similar restrictions.

        Cash Flows from Operating Sources.    We believe that cash generated from 2003 operations, which was $84.0 million for the year ended December 31, 2002, together with amounts available under the revolving credit facility and any other available source of liquidity, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months.

        Cash Flows from Investing Sources.    Capital expenditures for 2003 are expected to range between $30.0 million and $40.0 million for computer equipment, software development and transportation and warehouse equipment. We will continue to pursue acquisitions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve.

        Cash Flows from Financing Sources.    Our future operating performance and ability to service or refinance the notes and to repay, extend or refinance our senior credit facility will be subject to, among other things, future economic conditions and to financial, business and other factors, many of which are beyond our control.

        During 2002, our Tranche debt was reduced by $21.9 million as the result of a required excess cash flow payment. Our credit agreement requires us to use 50% of the prior year's excess cash flow, as defined in the credit agreement governing our senior credit facility, as a permanent prepayment of Tranche debt. Funds were borrowed from the revolving credit facility to repay the Tranche debt. Of the amount paid, $4.2 million replaced principal payments due at that time, with the remaining $17.7 million reducing future principal payment. The primary driver of the 2001 excess cash flow was the significant reduction in our working capital. Accounts receivable days sales outstanding fell from 62 days at the end of 2000 to 49 days at the end of 2001. For the year ended December 31, 2002, we had no excess cash flow payment required.

        In connection with the purchase of the relocation services business of CRS on May 3, 2002, we borrowed an additional $50.0 million under the note payable—Tranche B facility. See "—Overview."

        The following table provides a summary, as of December 31, 2002, of our contractual obligations related to long-term debt, leases and other commercial commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Dollars In Millions)
Long-Term Debt	$523.5	$22.4	$59.8	$291.1	$150.2
Capital Lease Obligations	19.0	4.8	6.4	5.6	2.2
Operating Leases	278.8	49.0	75.5	51.4	102.9
Unconditional Purchase Obligations	182.6	22.0	39.2	37.8	83.6

Total Contractual Cash Obligations	$1,003.9	$98.2	$180.9	$385.9	$338.9

        We guarantee certain operating lines of credit maintained by wholly owned foreign subsidiaries. As of December 31, 2002 and December 31, 2001, the outstanding balance was $1.1 million and $1.2 million, respectively.

  Commitments and Contingencies

        On July 1, 2002, we entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. Covansys Corporation is a related party, as approximately 24% of its outstanding common stock is owned by Fund VI. As of December 31, 2002, the remaining purchase commitment was $176.4 million.

  Litigation

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002 and was fully paid by us and two of our insurers. After these insurance payments and reimbursements, we have paid $7.6 million which we believe is fully reimbursable by insurance. TIG Insurance Co. ("TIG"), one of our several co-insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District court of Dallas County, Texas, on September 12, 2002, contesting TIG's and other insurers' coverage obligations and seeking declaratory judgment. NAVL filed a counterclaim and cross-claim against TIG and National Union Fire Insurance Company, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. If TIG prevails, there is the possibility that some or all of the unreimbursed portion of the payment we made may not be reimbursed. We have a reserve that we consider appropriate in the circumstances.

Off Balance Sheet Arrangements

        During 2002, we sold a portion of our equipment notes receivable portfolio to an unaffiliated third party. The transaction, which qualified as a sale under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" resulted in cash proceeds of $1.2 million, which approximated the fair value of notes receivable sold. The equipment notes receivable are due from agents or owner-operators for trailers, tractors and straight trucks and are collateralized by those assets. Each note is generally for a term of five years, bearing interest at either a fixed or variable rate of prime plus 1.0%—3.0%. Principal and interest are payable monthly over the term of the agreement. Under the terms of the sales agreement, we are responsible for servicing, administering, and collecting these notes receivable on behalf of the unaffiliated third party. Servicing fees under the sales agreement are deemed adequate compensation to us for performing the servicing, accordingly no servicing asset or liability has been recognized in the accompanying financial statements. Under the terms of the transaction, the maximum recourse exposure to us was $0.4 million.

Related Party Transactions

        We are parties to a consulting agreement with Clayton, Dubilier & Rice, Inc. whereby Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the years ended December 31, 2002, 2001 and 2000, such fees were $1.375 million, $1.375 million, and $0.4 million, respectively.

        We have guaranteed loans made by a third-party lender in aggregate principal amounts of $0.8 million and $0.021 million as of December 31, 2002 and 2001, respectively, to various members of management, including certain of our executive officers, in connection with their investment in SIRVA. We would become liable for such amounts in the event that a member of management would fail to repay the principal and interest, when due. These loans mature in May 2004 and bear interest at the prime rate plus 1.0%. All loans to members of management were made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us from making loans to or guaranteeing loans of executive officers.

        See "Certain Relationships and Related Party Transactions."

Foreign Currency Translation

        The future magnitude and direction of foreign currency translation adjustments depends on the relationship of the U.S. Dollar to other foreign currencies. The effects of foreign currency fluctuations in our foreign operations are somewhat mitigated by the fact that the majority of expenses are incurred in the same currency in which corresponding revenues are generated.

        Operating revenues from operations outside of the United States during 2002 amounted to $459.3 million, or 21.1% of our operating revenues. At December 31, 2002, approximately 35.8% of our total long-lived assets were denominated in currencies other than the U.S. Dollar. The functional currency for our international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the Euro as their functional currencies.

        The translation of the applicable currencies into U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The effect of U.S. Dollar currency exchange rates in Canada, the United Kingdom, Europe, Australia and other countries in which we operate produced a net currency translation adjustment gain of $6.7 million, net of tax, which was recorded as an adjustment to stockholders' equity as an element of other comprehensive income, for the year ended December 31, 2002.

Inflation

        We believe that inflation generally does not have a material effect on the results of our operations.

Retirement Plans

        The domestic defined pension plans were amended effective April 1, 2002 for the purpose of combining the plans into one benefit plan covering all domestic employees. This single pension plan was then frozen effective December 31, 2002, which triggered curtailment accounting treatment due to the elimination of benefits earned for future years of service. The curtailment amounts were recorded in the results of operations as an unusual item for the year ended December 31, 2002.

        The postretirement medical plan covering certain domestic employees was amended effective April 1, 2002 to include substantially all of our domestic employees. The amendment also eliminated after age 65 benefits previously associated with this plan. Effective December 31, 2002, the plan was amended to eliminate any subsidies to employees that have not reached 50 years of age with a minimum of ten years of service as of December 31, 2002. This amendment triggered curtailment accounting treatment. The curtailment amounts were recorded in the results of operations as an unusual item for the year ended December 31, 2002.

        The total amount of pension and retiree curtailment gain for the year ended December 31, 2002 was $7.4 million.

        Retirement plan expenses and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rate, rate of compensation increases and expected return on plan assets. In accordance with U.S. GAAP, actual results that differ from the assumption are accumulated and amortized over future periods. While we believe that assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense. In 2002, we maintained the expected return on plan assets at 9.0%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including their review of our pension asset class ten-year weighted average returns for each of the last ten years. The average ten-year return by year is 12.3%. We anticipate that our investment managers will generate long-term returns of at least 9.0%. A reduction in the expected return on plan assets from 9.0% to 8.5% would increase pension expense by approximately $0.3 million. The discount rate range was lowered to 6.75% from 7.25%. The discount rate we utilize for determining pension obligations is based on a review of AA+ long-term bonds held based on actuarial indices. A reduction in the discount rate from 6.75% to 6.50% would increase pension expense by approximately $0.3 million. Pension expense in 2003 is expected to increase by approximately $0.5 million primarily due to amortization of differences between actual and expected returns on plan assets. During 2002, we recorded a minimum pension liability adjustment of

$18.3 million, net of tax, to accumulated other comprehensive income (loss). If the equity markets continue recent trends, we could be required to record a charge to accumulated other comprehensive income (loss).

Seasonality

        Our operations are subject to seasonal trends common to the moving and relocation industries. Results of our operations for the quarters ending in December and March are typically lower than the quarters ending in June and September due to reduced shipments in the winter months. With respect to moving services—North America, over half of its revenue is typically generated from May through September. For logistics services, shipping requirements of the customer base result in higher shipment volumes at the end of each quarter. Moving services—Europe and Asia Pacific experiences seasonality with respect to residential moves; however, this is somewhat diminished by the geographic diversity of our moving activities and involvement with other non-seasonal business services such as records management and office moving.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), superseding SFAS 121, effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are for long-lived assets to be disposed of by the sale or otherwise are effective for disposal activities initiated by an entity's commitment to a plan after the initial date of adoption of SFAS 144. We adopted SFAS 144 on January 1, 2002.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS 145 related to rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of the statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our operating results or financial condition.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF (Emerging Issues Task Force) Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement of FIN 45 are to be applied on a prospective basis to guarantees issued on or modified after December 31, 2002. We will consider the recognition and measurement provisions of FIN 45 and its effect on the financial statements. The disclosure requirements are effective for fiscal years ending after December 15, 2002. Our guarantees are as follows:

          We have guaranteed certain of our wholly owned foreign subsidiaries' operating lines of credit.

          Interest rate swap agreements and foreign exchange instruments with banks that are associated with our senior credit facility are borrower obligations under our senior credit facility, hence such agreements and instruments are secured and guaranteed.

          We have guaranteed loans made by a third-party lender in aggregate principal amounts of $0.8 million and $0.021 million as of December 31, 2002 and 2001, respectively, to various members of management, including certain of our executive officers, in connection with their investment in SIRVA. We would become liable for such amounts in the event that a member of management would fail to repay the principal and interest, when due. These loans mature in May 2004 and bear interest at the prime rate plus 1.0%. All loans to members of management were made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us from making loans to or guaranteeing loans of executive officers.

          Our subsidiary entities have guaranteed our senior subordinated notes issued in conjunction with the Allied Acquisition.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted only the disclosure requirements of SFAS 148.

        In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. As of December 31, 2002, we had no variable interest entities.

Restructuring and Other Unusual Items

        In the year ended December 31, 2002, we incurred $0.4 million of restructuring and other unusual items, comprised of $7.1 million impairment charge due to a reduction in the number of software modules implemented as a result of a change in business strategy in logistics services and $4.6 million of expenses related to the December 2002 SIRVA headquarters move. These items were partially offset by $7.4 million of pension and retiree medical curtailment gain as the pension plan was frozen and retiree medical benefits were reduced, $3.0 million of gain from the sale of our U.K. industrial moving business and $0.9 million of restructuring credit pertaining to the logistics services' parts centers as we were able to sublease certain parts centers facilities earlier than originally estimated.

        In the year ended December 31, 2001, we incurred $4.9 million of restructuring charges, of which $4.3 million related to exiting the logistics services' parts center business and associated headcount reductions and $0.6 million related to our moving services—Europe and Asia Pacific segment's U.K. branch network and the elimination of management redundancy within the industrial moving unit.

Forward Looking Statements

        This Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are:

  •
  changes in the market for our services, including declining demand for those services in the logistics market and lower than anticipated growth in the relocation market, could adversely affect our profitability;

  •
  we may have difficulty integrating future acquisitions;

  •
  competition in each of the segments of our business could intensify;

  •
  we are subject to certain risks attendant to our foreign operations, including regulatory restrictions or prohibitions on the provision of our services, potentially adverse tax consequences of operating in multiple jurisdictions and foreign currency exchange risk;

  •
  latent environmental liabilities, the cost of which cannot be reliably estimated at this time, may arise, or the settlement cost for each site for which we have been identified as a PRP may be significantly higher than our present estimates;

  •
  the scope of our exemption from antitrust laws may significantly decrease or be eliminated;

  •
  our insurance services segment is subject to extensive regulation and such regulation could limit our ability to draw on our insurance subsidiaries' assets to repay our indebtedness;

  •
  we are subject to a number of regulatory authorities and the violation of laws or regulations promulgated by such authorities, or the failure to maintain required permits and licenses, including environmental permits and licenses, could subject us to fines or, in the event of a serious violation, suspension or revocation of operating authority or criminal penalties;

  •
  we may not realize anticipated deferred tax assets;

  •
  our indebtedness may prevent us from responding to certain market conditions, meeting our capital spending program, providing for unanticipated capital investment and taking advantage of business opportunities;

  •
  our owner/operators are currently not considered to be employees by taxing and other regulatory authorities but should these authorities change their position, our costs could increase significantly;

  •
  we depend on highly trained executive officers and employees and any difficulty in maintaining our current employees would adversely affect our ability to operate our business; and

  •
  other factors discussed in our prior Securities and Exchange Commission filings.

We assume no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $3.7 million. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.6 million in 2003. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $2.1 million in the next year.

        We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties, however, we do not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.

        We had two open interest rate swap agreements as of December 31, 2002. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment, therefore, market rate changes are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$40.0 million	$20.0 million
Fixed rate paid	4.91%	4.785%
Variable rate received	3 month LIBOR	1 month LIBOR
Expiration date	March 2003	April 2003

        We entered into four additional interest rate swap agreements on January 3, 2003. The following is a recap of each agreement.

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1 month LIBOR	1 month LIBOR	1 month LIBOR	1 month LIBOR
Effective date	January 2003	March 2003	April 2003	April 2003
Expiration date	January 2007	March 2006	April 2005	April 2005

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the year ended December 31, 2002 and 2001, we recognized a currency loss of $0.2 million and a gain of $0.5 million, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. Dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the Euro. The contract amounts of foreign currency forwards at December 31, 2002 and 2001 were $3.4 million and $3.5 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of December 31, 2002 would result in a hypothetical loss of approximately $0.34 million. These derivatives do not qualify for hedge accounting treatment, therefore, changes in fair value relating to these derivatives are recognized in current period earnings. For the year ended December 31, 2002 and 2001 we recognized a loss of $0.1 million and a gain of $0.4 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

        We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the year ended December 31, 2002 and 2001, we recognized $0.7 million and $0.01 million of gains, respectively. The insurance investment portfolio also included marketable equity securities which are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and schedules of North American Van Lines are included in this report:

  I.
  Report of Independent Accountants

  II.
  Consolidated Balance Sheets at December 31, 2002 and 2001

  III.
  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

  IV.
  Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2002, 2001 and 2000

  V.
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

  VI.
  Notes to Consolidated Financial Statements

  VII.
  Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

Report of Independent Accountants

The Board of Directors
SIRVA, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of North American Van Lines, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002.

                      PricewaterhouseCoopers LLP
                      Chicago, Illinois

February 7, 2003

NORTH AMERICAN VAN LINES, INC.

Consolidated Balance Sheets

At December 31, 2002 and 2001

(Dollars in thousands)

	December 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$42,266	$32,119
Short-term investments	7,062	5,984
Accounts and notes receivable, net of allowance for doubtful accounts of $24,920 and $24,386, respectively	305,191	267,112
Current portion of contracts receivable, net of valuation allowance of $116 and $367, respectively	4,664	7,080
Resale equipment inventory	1,662	3,373
Homes inventory, net of allowance for loss on sale of $1,772 and $0, respectively	23,683	—
Supplies inventory	8,086	7,980
Prepaid expenses and other current assets	16,524	13,872
Deferred income taxes	37,151	37,051
Recoverable income taxes	490	2,502

Total current assets	446,779	377,073

Long-term portion of notes receivable	1,967	1,601
Long-term portion of contracts receivable	5,502	10,187
Investments	66,919	60,267
Property and equipment, net	170,489	165,367
Deferred agent contract costs	10,904	13,526
Goodwill and intangible assets, net	541,071	413,229
Receivable from SIRVA, Inc.	28,879	23,268
Deferred debt issuance costs and other assets	28,284	31,296

Total long-term assets	854,015	718,741

Total assets	$1,300,794	$1,095,814

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Balance Sheets

At December 31, 2002 and 2001

(Dollars in thousands except share data)

	December 31, 2002	December 31, 2001
Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$22,412	$16,958
Current portion of capital lease obligations	4,849	4,006
Short-term debt	1,074	47,235
Accounts and mortgages payable	119,629	61,009
Outstanding checks	16,809	26,575
Accrued transportation expense	63,691	66,532
Unearned premiums and other deferred credits	42,445	25,084
Compensation and benefits	30,498	22,137
Other current liabilities	63,908	54,854
Insurance reserves and claims	76,571	78,622
Accrued income taxes	5,996	2,285

Total current liabilities	447,882	405,297

Long-term debt	501,132	440,410
Capital lease obligations	14,122	16,366
Compensation and benefits	64,831	36,737
Insurance reserves and claims	1,133	6,985
Due to SIRVA, Inc.	17,891	38,515
Deferred income taxes	32,979	29,714

Total long-term liabilities	632,088	568,727

Total liabilities	1,079,970	974,024

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Additional paid-in-capital	271,987	188,950
Accumulated other comprehensive loss	(29,111)	(17,988)
Accumulated deficit	(22,052)	(49,172)

Total stockholder's equity	220,824	121,790

Total liabilities and stockholder's equity	$1,300,794	$1,095,814

        The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Operating revenues	$2,177,244	$2,249,303	$2,378,694
Operating expenses:
Purchased transportation expense	1,303,217	1,439,279	1,560,317
Other direct expense	414,755	377,089	371,765

Total direct expenses	1,717,972	1,812,368	1,932,082
Gross margin	459,272	436,935	446,612
Insurance and claims	45,248	52,829	61,469
Other indirect expense	9,078	9,786	12,907

Total indirect expenses	54,326	62,615	74,376
General and administrative expense	306,878	305,229	306,584
Goodwill and intangibles amortization	3,592	10,906	10,948
Restructuring and other unusual items	431	4,883	4,859

Income from operations	94,045	53,302	49,845
Non-operating income (expense) and minority interest	(640)	(51)	318

Income before interest, income taxes and cumulative effect of accounting change	93,405	53,251	50,163
Interest expense	52,193	62,001	67,251

Income (loss) before income taxes and cumulative effect of accounting change	41,212	(8,750)	(17,088)
Provision (benefit) for income taxes	14,092	1,869	(9)

Income (loss) before cumulative effect of accounting change	27,120	(10,619)	(17,079)
Cumulative effect of accounting change, net of tax	—	(328)	—

Net income (loss)	$27,120	$(10,947)	$(17,079)

        The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Changes in Stockholder's Equity

For the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 25, 1999	$167,668	$(21,146)	$(136)	$—	$188,950

Comprehensive income (loss):
Net loss	(17,079)	(17,079)
Net change in unrealized holding gain on available-for-sale securities, net of tax of $308	3		3
Minimum pension liability, net of tax benefit of $(223)	(224)		(224)
Foreign currency translation adjustment, net of tax benefit of $(3,846)	(5,284)		(5,284)

Total comprehensive loss	(22,584)

Balance at December 31, 2000	145,084	(38,225)	(5,641)	—	188,950

Comprehensive income (loss):
Net loss	(10,947)	(10,947)
Derivative transactions:
Cumulative effect of accounting change, net of tax of $219	328		328
Unrealized hedging loss, net of tax benefit of $(1,551)	(2,326)		(2,326)
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(104)	(157)		(157)
Minimum pension liability, net of tax benefit of $(5,424)	(8,136)		(8,136)
Foreign currency translation adjustment, net of tax benefit of $(1,371)	(2,056)		(2,056)

Total comprehensive loss	(23,294)

Balance at December 31, 2001	121,790	(49,172)	(17,988)	—	188,950

Comprehensive income (loss):
Net income	27,120	27,120
Unrealized hedging gain, net of tax of $1,308	1,962		1,962
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(963)	(1,444)		(1,444)
Minimum pension liability, net of tax benefit of $(12,207)	(18,311)		(18,311)
Foreign currency translation adjustment, net of tax of $4,471	6,670		6,670

Total comprehensive income	15,997
Additional capital contribution	83,037				83,037

Balance at December 31, 2002	$220,824	$(22,052)	$(29,111)	$—	$271,987

        The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash flows from operating activities:
Net income (loss) before cumulative effect of accounting change	$27,120	$(10,619)	$(17,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	(328)	—
Depreciation	36,590	33,536	38,021
Amortization	10,833	17,706	18,388
Provision for losses on accounts and notes receivable	6,877	959	3,425
Deferred income taxes	(3,304)	(7,088)	(25,387)
Impairment loss and (gain)/loss on sale of assets, net	3,654	1,053	(6,144)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts and notes receivable	6,947	97,893	(66,476)
Contracts receivable	5,938	9,577	12,776
Prepaid expenses and other current assets	(7,526)	11,893	7,114
Federal income tax recoverable	2,103	(1,376)	4,548
Accounts and mortgages payable	(3,448)	(10,372)	9,415
Other current liabilities	(8,194)	(43,639)	38,088
Insurance reserves and claims	(8,441)	1,008	8,045
Accrued income taxes	2,743	(1,368)	(23)
Other long-term assets and liabilities	12,079	12,488	28,102

Net cash provided by operating activities	83,971	111,323	52,813

Cash flows from investing activities:
Additions of property and equipment	(33,277)	(48,348)	(55,377)
Proceeds from sale of property and equipment	5,282	3,477	15,592
Purchases of investments	(66,999)	(87,305)	(55,941)
Proceeds from sale of investments	62,068	81,905	49,353
Payment of agent contract costs	(1,762)	(1,371)	(2,233)
Acquisitions, net of cash acquired, including deferred consideration	(84,287)	(21,357)	(5,780)

Net cash used for investing activities	(118,975)	(72,999)	(54,386)

Cash flows from financing activities:
Debt issuance costs	(2,769)	—	—
Borrowings (repayments) on short-term debt and revolving credit facility, net	(19,400)	(37,943)	18,514
Change in balance of outstanding checks	(10,343)	(4,082)	10,166
Borrowings on long-term debt, excluding revolving credit facility	50,403	672	—
Sale of equipment notes receivable	1,164	6,317	11,121
Principal payments on long-term debt	(26,894)	(11,833)	(6,811)
Principal payments under capital lease obligations	(4,983)	(2,482)	(4,406)
Proceeds from capital contribution from parent	56,500	—	—
Other financing activities	—	(243)	(6,771)

Net cash provided by (used for) financing activities	43,678	(49,594)	21,813

Effect of translation adjustments on cash	1,473	(120)	(1,886)

Net increase (decrease) in cash and cash equivalents	10,147	(11,390)	18,354
Cash and cash equivalents at beginning of period	32,119	43,509	25,155

Cash and cash equivalents at end of period	$42,266	$32,119	$43,509

Supplemental disclosure of cash flow information — cash paid during the years ended December 31, 2002, 2001 and 2000:
Interest	$44,132	$56,649	$64,892
Income taxes	$4,740	$3,159	$4,697

        The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Notes to Consolidated Financial Statements

At December 31, 2002 and 2001

(Dollars in thousands)

(1) Summary of Significant Accounting Policies

  (a) Organization and Business Description

        On March 29, 1998, SIRVA, Inc. ("SIRVA", formerly known as Allied Worldwide, Inc.) was incorporated and capitalized by Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V"). A wholly owned subsidiary of SIRVA was then capitalized for the purpose of acquiring all of the capital stock of North American Van Lines, Inc. (the "Company") from Norfolk Southern Corporation ("NS" and the "1998 acquisition"). The 1998 acquisition was accounted for as a purchase and resulted in a new basis of accounting for the Company. On November 19, 1999, the Company, through SIRVA, received additional capital from Fund V for the purpose of partially financing the acquisition of the NFC Moving Services Group ("Allied" and the "Allied Acquisition") from Exel plc ("Seller" formerly NFC plc). On May 3 and April 12, 2002, the Company, through SIRVA, received additional capital from Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI") for the purpose of completing the acquisitions of the business ("CRS") of Cooperative Resource Services Ltd. and the business ("NAIT") of National Association of Independent Truckers. See Note 2 for further information on these and other acquisitions. Fund V and Fund VI are private investment funds managed by Clayton, Dubilier & Rice, Inc. ("CD&R").

        The Company operates as a global provider of relocation services, household goods moving, business moving, storage and logistics services under the brand names of northAmerican Van Lines, Global Van Lines, Allied Van Lines, Allied International, Pickfords, Allied Pickfords and northAmerican Logistics, among others, with operations located throughout the United States, Canada, the United Kingdom, Europe and Australia, New Zealand and other Asia Pacific locations. The Company conducts its U.S. and Canadian operations primarily through a network of exclusive agents with approximately 1,300 locations. The Company conducts its other foreign business primarily through units that it owns and operates directly, using selected other affiliated representatives to geographically complete its service offering on a worldwide basis.

        In addition, the Company is a global provider of domestic and international relocation services to corporate clients and their employees, including home sale services, relocation coordination services, expense management and transaction reporting. The Company acquired two relocation companies in 2002, and operates under the brand of SIRVA Relocation with five offices in the U.S., as well as a relocation center in Australia.

        The Company also provides insurance coverage against loss from certain risks, primarily cargo warehousing, commercial auto physical damage, commercial auto liability and general liability to agents, owner-operators affiliated with the Company and various other parties in the transportation industry. These services are available through TransGuard, a multiple-line property and casualty insurance company, and NAIT, a leading provider of insurance and professional services to independent contract truck drivers.

  (b) Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  (c) Cash Equivalents

        Cash equivalents are highly liquid investments purchased three months or less from original maturity.

  (d) Contracts Receivable and Resale Equipment Inventory

        In the normal course of business, the Company sells tractors, trailers and other equipment ("resale equipment inventory") to its agents and to owner-operators under conditional sales agreements ("contracts receivable"). Sales of equipment are financed by the Company, generally over a four-year period. Resale equipment inventory is recorded at the lower of cost or net realizable value.

  (e) Homes Inventory

        The Company purchases homes under certain relocation programs. These properties are held for sale and consist of residential homes carried at the lower of cost or market, as determined by appraisal of the properties. Homes in inventory are subject to mortgages payable by the transferees to various mortgage lenders. Accounts and mortgages payable at December 31, 2002 include $16,568 of amounts payable to transferees for subsequent payoff of the mortgages on the related homes. As the homes are sold to an ultimate buyer, the Company makes payments to the mortgage lenders on behalf of the transferees to satisfy the mortgage notes on the properties.

  (f) Supplies Inventory

        Supplies inventory consists of pallets, blanket stock, crates, replacement and repair parts and tires and is valued at the lower of cost, determined using a first-in, first-out method, or market.

  (g) Investments

        Investments consist of U.S. Treasury and corporate debt securities and interests in joint ventures. Investments are classified as current or noncurrent based on their maturities and/or the Company's expectations of sales and redemptions in the following year. Interest and dividends on debt and equity securities are included in income as earned. The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. All other securities are classified as available-for-sale.

        Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

  (h) Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives used in computing depreciation are summarized as follows:

Useful Life
Buildings and improvements	20 to 40 years
Transportation equipment	4 to 15 years
Warehouse equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Other	1 to 10 years

        Transportation equipment includes tractors, straight trucks, trailers, van equipment, containers and satellite-communication equipment. Salvage values are only calculated on tractors, straight trucks and trailers.

        Leased property and equipment meeting certain criteria are capitalized and the present value of the related lease payments is recorded as a liability. Depreciation of capitalized leased assets is computed on a straight-line basis over the term of the lease.

        The amount of internally developed software, representing primarily the cost of independent contractor developed software, that was capitalized during the years ended December 31, 2002 and 2001 was $6,832 and $10,370, respectively, and is included in computer equipment and software. The amount of capitalized interest related to internally developed software at December 31, 2002 and 2001 was $67 and $578, respectively. Amortization of capitalized software costs for the years ended December 31, 2002, 2001 and 2000 was $3,390, $2,513 and $482, respectively.

        Repairs and maintenance expenditures are charged to expenses as incurred.

  (i) Goodwill and Intangible Assets

        Intangible assets consist of trade names, customer relationships and covenants not to compete. Trade names, which have indefinite lives, and goodwill are not amortized as of January 1, 2002. Customer relationships and covenants not to compete are amortized from 8 to 15 years and 3 to 5 years, respectively. See Note 6.

  (j) Deferred Agent Contract Costs

        Deferred agent contract costs are payments made to certain agents for entering into long-term contracts with the Company. These payments are capitalized and amortized over the lives of the related contracts, which generally range from 3 to 10 years.

  (k) Unearned Premiums and Other Deferred Credits

        Unearned premiums are related to the Insurance Services segment and deferred credits are related to the Relocation Services segment. See Note 1(m).

  (l) Insurance Reserves and Claims

        The Company has purchased first dollar coverage for principally all insurable business risks except cargo damage and delay claims. The Company estimates costs relating to cargo damage and delay claims based principally on actuarial methods applied to historical trends. The Company's multiple-line property and commercial liability insurance group sets its reserve rates based on a percentage of earned premium. The percentage is based on historical data, run rates and actuarial methods.

  (m) Revenue Recognition

        The Company's Moving Services and Logistics Services segments recognize estimated gross revenue to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed. The estimate of revenue remains in a receivable account called Delivered Not Processed ("DNP") until the customer is invoiced. Concurrent with the DNP estimate, the Company recognizes an accrual for Purchased Transportation Expenses ("PTE") to account for the estimated costs of packing services, transportation expenses and other such costs associated with the service delivery. The estimate for PTE is not adjusted until the Company receives actual charges.

        In the Relocation Services segment, fees are paid to the Company by corporate customers at either a fixed price per transferred employee or based upon a fixed percentage of the home's selling price. In either case, revenue is recognized when a home sale contract with the ultimate buyer is signed. However, if the Company purchases a property from the transferee when no outside buyer has been located and the property enters the Company's inventory, revenue is not recognized on that property until the closing of a sale to an outside buyer. Additionally, fees are paid to the Company by Company-qualified real estate agents for the listing or home purchase referral of a transferred employee.

        The Company, in the Insurance Services segment, recognizes revenue evenly over a twelve month period when an annual insurance policy is written.

  (n) Foreign Currency Translation

        A majority of the Company's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. The impact of currency fluctuation is included in stockholder's equity as a component of accumulated other comprehensive income. Income statement items are translated at the average exchange rate.

  (o) Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

  (p) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the areas where estimation is significant are as follows: (a) DNP is the estimated revenue associated with shipments delivered or services completed and not invoiced; (b) PTE is the associated purchased transportation expense that is estimated corresponding to the DNP revenue; (c) accounts and notes receivable reserves for doubtful accounts are estimated based on historical write-off data to establish the uncollectible portion of the receivables; (d) homes inventory, net of allowance for loss on sale is estimated based on historical write-off data and current facts and circumstances; (e) costs relating to cargo damage and delay claims are estimated based on actuarial methods; (f) an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset; and (g) the Company's insurance loss reserves are estimated utilizing third party actuaries.

  (q) Accounting Change

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133"), which resulted in a change in method of accounting. The cumulative effect of this accounting change was a loss of $547 ($328, net of tax). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives will be recorded in each period in earnings or accumulated other comprehensive income ("OCI"), depending upon whether a derivative is designated and is effective as part of a hedge transaction and, if it is, the type of hedge transaction. If the derivative is designated and is effective as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions are recognized in earnings.

  (r) Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

("SFAS 144"), superseding SFAS 121, effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are for long-lived assets to be disposed of by sale or otherwise are effective for disposal activities initiated by an entity's commitment to a plan after the initial date of adoption of SFAS 144. The Company adopted SFAS 144 on January 1, 2002.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS 145 related to rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of the statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's operating results or financial condition.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF (Emerging Issues Task Force) Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The provisions for initial recognition and measurement of FIN 45 are to be applied on a prospective basis to guarantees issued on or modified after December 31, 2002. The Company will consider the recognition and measurement provisions of FIN 45 and its effect on the financial statements. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company's guarantees are as follows:

          The Company has guaranteed certain of its wholly owned foreign subsidiaries operating lines of credit. See Note 9.

          Interest rate swap agreements and foreign exchange instruments with the Company's credit agreement banks are borrower obligations under the credit agreement, hence such agreements and instruments are secured and guaranteed. See Note 17.

          The Company has guaranteed loans made to various members of management in connection with their investment in SIRVA. See Note 20.

          The Company's subsidiary entities have guaranteed the Company's senior subordinated notes issued in conjunction with the acquisition of Allied. See Note 21.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted only the disclosure requirements of SFAS 148. See Note 15.

        Had our parent elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income (loss) would have changed as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Net income (loss) as reported	$27,120	$(10,947)	$(17,079)
Pro forma compensation cost under fair value method	(298)	(344)	(353)

Adjusted net income (loss)	$26,822	$(11,291)	$(17,432)

        In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. As of December 31, 2002, the Company had no variable interest entities.

  (s) Reclassifications

        Certain reclassifications have been made to the consolidated financial statements for the prior periods presented to conform with the December 31, 2002 presentation.

(2) Acquisition Commitment, Acquisitions and Related Party

  (a) Acquisition Commitment and Related Party

        On July 29, 2002, RS Acquisition Holding, LLC, a wholly owned subsidiary of SIRVA, acquired The Rowan Group PLC and Rowan Simmons Conveyancing Limited (together, "Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities and other services to corporations that assist employees in their relocation needs, for approximately $14,000. The purchase price was funded from the proceeds of a bank loan. Under the terms of a purchase agreement between RS Acquisition Holding, LLC and the Company, the Company agreed to acquire Rowan Simmons, excluding the homes inventory and associated mortgage liabilities, from RS Acquisition Holding, LLC no later than April 29, 2003 for approximately $14,000. Since the transaction will be between entities under common control, the transaction will be accounted for in a manner similar to a pooling-of-interests, with inclusion of results of operations, cash flows and financial position as of July 29, 2002.

  (b) Acquisitions and Related Party

        On May 3, 2002, SIRVA, through two wholly owned subsidiaries, purchased the business conducted by CRS that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation LLC ("SIRVA Relocation"), which is directly owned by the Company, purchased the non-mortgage lending operations net assets and equity from CRS. The mortgage lending operations were purchased by the other subsidiary, CMS Holding LLC ("CMS Holding"), which is directly owned by SIRVA. The mortgage lending operations share common customers with the other operations of SIRVA Relocation. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60,000, of which $3,500 was paid for the assets of the mortgage lending operations. Approximately $45,000 of the purchase price was paid in cash and $15,000 (non-cash) was paid in notes issued by the Company. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition including $26,572 of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by CMS Holding. The cash purchase price for the acquisition, as well as approximately $24,100 of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds of $36,500 of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI and the incurrence of $50,000 additional senior indebtedness by the Company. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $53,085, customer relationships of $28,700 and covenants not to compete of $6,099.

        The following unaudited pro forma consolidated information presents the results of operations of the Company as if the acquisition of CRS had taken place at the beginning of each period presented:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenue	$2,204,325	$2,325,971	$2,456,537

Income (loss) before cumulative effect of accounting change	$28,777	$(6,372)	$(13,224)
Cumulative effect of accounting change, net of tax	—	(843)	—

Net income (loss)	$28,777	$(7,215)	$(13,224)

        The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 2000, or of future results of operations.

        On April 12, 2002, the Company purchased the business conducted by NAIT, a leading provider of insurance services to independent contract truck drivers, for $25,359 in cash, $3,611 in assumed net liabilities, a deferred amount of $3,000 payable subject to maintaining a certain number of insured members as of December 31, 2002 and 2003 and an actuarially determined amount of $7,428 to be paid during 2003 and 2004, based on insurance losses incurred with respect to policies issued during the year ended December 31, 2001. NAIT is an association of more than 13,800 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from existing cash and investment balances and $20,000 of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of 1,408,460 shares of its common stock to Fund VI. The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $16,826, trade name of $12,300, member relationships of $6,100 and a covenant not to compete of $5,800.

        On December 31, 2001, the Company and Moveline, Inc. ("Moveline") completed a merger under an agreement and plan of merger dated as of November 9, 2001, through a stock-for-stock merger of Moveline and a wholly owned subsidiary of the Company (the "Merger") with such subsidiary as the surviving corporation. Prior to the Merger, Fund V was the primary stockholder of both Moveline and SIRVA. In accordance with the accounting rules for mergers of entities under common control, the Company's merger with Moveline was accounted for in a manner similar to a pooling-of-interests since it was acquired from Fund V, the controlling shareholder of Moveline and SIRVA. The Company's consolidated financial statements were restated to include the combined results of operations, financial position, and cash flows of Moveline since inception as though it had always been a part of the Company. During the third quarter 2002, an intercompany payable with SIRVA of $26,537 associated with the merger was converted by SIRVA to additional paid-in-capital (non-cash).

        On November 19, 1999, the Company completed the purchase of Allied from Exel for $450,000. The terms of the acquisition provided for an adjustment to the purchase price pertaining to the amount of net controllable assets acquired as of the date of the Allied Acquisition as determined by the Company and Seller. The Company and the Seller were unable to negotiate the final amount of net controllable assets acquired, therefore, per the terms of the acquisition agreement, a third party arbitrator was engaged for resolution of that amount. On September 12, 2001, the third party arbitrator rendered a binding determination to the Company and Seller. The arbitrator increased the net controllable assets and purchase price as estimated in the acquisition agreement by $18,087. Interest expense on the purchase price adjustment of $3,250 was paid for the period from the acquisition date to the date when the Company made payment. The acquisition agreement also contained indemnifications by the Seller for certain tax payments made by the Company on behalf of the Seller. These tax payments plus associated interest totaled $3,980 and were netted against the purchase price adjustment. Cash payment by the Company to the Seller on October 19, 2001, for the net purchase price adjustment totaled $17,357. The purchase price adjustment resulted in an adjustment to goodwill of $18,087.

(3) Cash and Cash Equivalents

        Cash and cash equivalents included $22,069 and $13,474 at December 31, 2002 and 2001, respectively, primarily relating to the Company's wholly owned insurance subsidiaries that require regulatory agency approval prior to being used for non-insurance related purposes.

(4) Investments

        Investments consisted primarily of marketable debt and equity securities held by the Company's insurance subsidiaries and also joint ventures of $287 and $1 at December 31, 2002 and 2001, respectively. The marketable security investments included:

	December 31, 2002				December 31, 2001
	Fair Value	Amortized cost	Unrealized holding gains	Unrealized holding losses	Fair Value	Amortized cost	Unrealized holding gains	Unrealized holding losses
Current
Available-for-sale	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-maturity	7,062	7,062	—		5,984	5,984	—	—

Total current	$7,062	$7,062	$—	$—	$5,984	$5,984	$—	$—

Noncurrent
Available-for-sale	$62,134	$63,484	$2,775	$(4,125)	$56,122	$55,065	$2,256	$(1,199)
Held-to-maturity	4,498	4,498	—	—	4,391	4,144	247	—

Total noncurrent	$66,632	$67,982	$2,775	$(4,125)	$60,513	$59,209	$2,503	$(1,199)

        Marketable security investments are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to these risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported on the balance sheet. The Company holds investments in certain debt securities with the following aggregate maturities as of December 31, 2002:

Year	Held-to-maturity Cost	Available-for-sale Fair Value
2003	$7,062	$—
2004-2008	2,131	13,425
2009-2013	2,367	10,909
Thereafter	—	28,919

	$11,560	$53,253

        As of December 31, 2002, the Company holds investments of $8,881 in preferred stocks, which have an indefinite maturity.

        For the years ended December 31, 2002, 2001 and 2000, realized gains on sales of marketable security investments were $2,121, $5,424 and $6,486, respectively.

(5) Property and Equipment

        Property and equipment consisted of the following:

	December 31, 2002	December 31, 2001
Land	$2,607	$2,385
Buildings and improvements	41,730	40,289
Transportation equipment	102,589	91,538
Warehouse equipment	62,368	50,431
Computer equipment and software	95,176	62,563
Furniture, office equipment and other	14,272	7,627
Projects in process	14,548	25,230

	333,290	280,063
Less accumulated depreciation	162,801	114,696

	$170,489	$165,367

(6) Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following:

	December 31, 2002	December 31, 2001
Goodwill	$332,272	$261,637
Trade names	191,400	178,100
Customer and member relationships	35,300	—
Covenants not to compete	12,199	—

	571,171	439,737
Less accumulated amortization	30,100	26,508

	$541,071	$413,229

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Year Ended December 31, 2002
Balance as of January 1, 2002	$261,637
Goodwill acquired:
NAIT	16,826
CRS	53,085
Other acquisitions	724

Balance as of December 31, 2002	$332,272

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective January 1, 2002 and has discontinued the amortization of goodwill and intangible assets with indefinite useful lives. Trade names include the brand names northAmerican, Allied, Pickfords, Allied Pickfords and NAIT. Goodwill and trade names have been identified as having indefinite useful lives and were tested for impairment, using discounted estimated cash flows, consistent with the provisions of SFAS 142. The Company completed such testing and determined that there was no impairment of goodwill and trade names as of January 1 and December 31, 2002.

        The carrying amount of goodwill attributable to each reportable business segment was as follows:

	December 31, 2002	December 31, 2001
Moving Services—North America	$74,027	$74,400
Moving Services—Europe and Asia Pacific	123,207	121,782
Insurance Services	64,118	47,530
Relocation Services	53,085	—

Global Relocation Services	314,437	243,712
Logistics Services	17,835	17,925

	$332,272	$261,637

        The following represents a comparison of results for the years ended December 31, 2002, 2001 and 2000 adjusted to exclude goodwill and trade names amortization expense:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net income (loss), as reported	$27,120	$(10,947)	$(17,079)
Amortization of goodwill and trade names	—	10,906	10,948
Income tax provision	—	(1,810)	(1,890)

Adjusted net income (loss)	$27,120	$(1,851)	$(8,021)

        Amortization expense for definite-lived intangibles for the years ended December 31, 2002, 2001 and 2000 was $3,592, $10,906 and $10,948, respectively.

        Amortization of definite-lived intangible assets for the next five years is as follows:

December 31, 2002
2003	$5,166
2004	5,166
2005	5,166
2006	5,166
2007	3,447

$24,111

(7) Other Current Liabilities

        Other current liabilities consisted of the following accruals:

	December 31, 2002	December 31, 2001
Sales, fuel and other non-income taxes	$15,909	$11,650
Interest and interest swap agreements	3,471	7,475
Customer and agent incentives	8,412	10,913
Restructuring expense	514	2,237
Escheat liability	2,243	2,199
Facilities expense	4,870	431
Customer relocation expense	6,592	—
Deferred purchase price consideration	7,072	—
General and administrative	7,837	7,956
Other	6,988	11,993

	$63,908	$54,854

(8) Income Taxes

  (a) Provision (Benefit) for Income Taxes

        The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return along with its parent company.

        The components of income (loss) before income taxes and cumulative effect of accounting change are:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S. operations	$20,057	$(33,511)	$(31,896)
Foreign operations	21,155	24,761	14,808

	$41,212	$(8,750)	$(17,088)

        The provision (benefit) for income taxes includes:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Current:
Federal	$1,822	$(3,425)	$1,332
Foreign	7,779	6,225	3,596
State	486	938	669

Total current taxes	10,087	3,738	5,597
Deferred:
Federal	4,220	(1,380)	(5,518)
Foreign	(327)	2,613	847
State	112	(3,102)	(935)

Total deferred taxes	4,005	(1,869)	(5,606)

Provision (benefit) for income taxes	$14,092	$1,869	$(9)

  (b) Reconciliation of Statutory Rate to Effective Rate

        Total income taxes as reflected in the Consolidated Statements of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Federal income tax at statutory rate	$14,424	$(3,063)	$(5,981)
State income taxes, net of federal tax benefit	389	(1,407)	(173)
Foreign income taxes	556	3,066	3,747
Intangibles amortization	—	2,161	2,102
Other—net	(1,277)	1,112	296

Provision (benefit) for income taxes	$14,092	$1,869	$(9)

  (c) Deferred Tax Assets and Liabilities

        Deferred taxes related to the following:

	December 31, 2002	December 31, 2001
Deferred tax assets:
Property and equipment	$228	$1,089
Reserves, including casualty and other claims	27,481	32,640
Employee benefits	6,372	7,239
Taxes other than income taxes	1,841	2,039
Postretirement benefits other than pensions	10,143	9,417
Net operating loss carryforwards	20,088	19,684
Pension obligation	16,266	4,432
Unrealized gains and other	4,239	7,337

Total gross deferred tax assets	86,658	83,877
Less valuation allowance	646	211

Net deferred tax asset	86,012	83,666

Deferred tax liabilities:
Foreign earnings	4,319	5,048
Property and equipment	5,305	4,291
State income taxes	2,000	2,196
Intangibles	70,216	64,794

Total gross deferred tax liabilities	81,840	76,329

Net deferred tax assets	4,172	7,337
Less net current deferred tax assets	37,151	37,051

Net long-term deferred tax liability	$32,979	$29,714

        At December 31, 2002 and 2001, a valuation allowance has been established due to the uncertainty of realization of foreign net operating loss ("NOL") carryforwards. The net change in the total valuation allowance for the period ended December 31, 2002 was an increase of $435. The increase was the result of additional losses generated in jurisdictions where realization is uncertain. The domestic NOL carryforwards expire between the years 2020 through 2022. Management believes it is more likely than not all other domestic deferred tax assets will be realized based on the Company's anticipated future taxable earnings or available tax planning alternatives.

  (d) Taxing Authority Reviews

        Consolidated federal income tax returns of the Company, while owned by NS, have been examined and Revenue Agent Reports have been received for all years up to and including 1996. The Company is currently under examination for the years 1997 and 1998. NS will indemnify the Company for any tax liabilities prior to the 1998 Acquisition to the extent they were not accrued at the purchase date. Consolidated federal income tax returns of Allied have been examined and Revenue Agent Reports have been received for all years up to and including the Allied fiscal year ended September 30, 1995. Exel plc will indemnify the Company for any Allied Acquisition companies' tax liabilities related to periods prior to the Allied Acquisition.

(9) Short-term Debt

        Certain wholly owned foreign subsidiaries maintain operating lines of credit totaling $25,943. Interest is payable monthly or quarterly at the bank's base or prime rate (currently 4.0%-8.0%) plus 0.25%-1.0%, and include commitment fees ranging from 0% to 0.25% on the unused portion of the line. As of December 31, 2002 and 2001, the outstanding balance was $1,074 and $1,235, respectively. Certain of these agreements are guaranteed by the Company.

        During the second quarter 2002, the Company determined that its credit agreement revolving credit facility should be classified as a component of long-term debt, due to the nature of its borrowings. See Note 10.

(10) Long-term Debt

        On November 19, 1999 in connection with the Allied Acquisition, the Company entered into debt and indenture agreements to refinance existing indebtedness and to finance a portion of the Allied Acquisition. The Company's credit agreement (the "Credit Agreement") with J.P. Morgan Chase & Co. and a consortium of other lenders consists of a revolving credit facility (the "Revolving Credit Facility") and two term loans.

        Long-term debt consisted of the following:

	December 31, 2002	December 31, 2001
Revolving credit facility	$27,000	$—
Note payable—Tranche A	120,000	135,000
Note payable—Tranche B	209,887	171,500
Senior subordinated notes	150,000	150,000
Other	16,657	868

Total debt	523,544	457,368
Less current maturities	22,412	16,958

Total long-term debt	$501,132	$440,410

  (a) Revolving Credit Facility

        Under the Revolving Credit Facility, as amended and restated, the Company may borrow up to $150,000, which includes a $10,000 swing line subfacility and a $50,000 letter of credit subfacility, until its scheduled maturity on November 18, 2006. Advances must be made in increments of no less than $5,000 or multiples of $1,000 in excess thereof. If lesser amounts are required, then the swing line subfacility may be activated. Borrowing under the Revolving Credit Facility was $27,000 and $46,000 at December 31, 2002 and 2001, respectively. A commitment fee of 0.5% is charged on the unused portion of the Revolving

Credit Facility and is payable quarterly. The Company had outstanding letters of credit of $29,347 and $15,819 at December 31, 2002 and 2001, respectively, primarily in conjunction with its insurance agreements. The Company has available credit of $93,653 and $88,181 at December 31, 2002 and 2001, respectively.

        Interest is payable at ABR rates (based on prime, base certificate of deposit or federal funds effective rates), plus a margin of 2.0% (effective rate of 6.25% as of December 31, 2002) or the London Interbank Offered Rate ("LIBOR"), plus a margin of 3.0% (effective rate of 4.43% as of December 31, 2002). The weighted average interest rates for the years ended December 31, 2002 and 2001 were 4.86% and 7.29%, respectively. The rate selected is determined by the facility/subfacility from which the borrowings are drawn, the maturity date of the loan and the required notice of the borrowing. ABR interest is payable at the end of each quarter and LIBOR interest is payable in arrears on the last day of the loan period for loans less than three months and at the end of each quarter for loans greater than three months. Principal is repaid as funds are available.

  (b) Notes Payable—Tranche A and Tranche B

        In connection with the Allied Acquisition, the Company issued two term loans, as amended and restated, amounting to $150,000 (Note Payable Tranche A) and $175,000 (Note Payable Tranche B), respectively. Notes payable Tranche A and Tranche B are senior notes, collateralized by substantially all the assets of the Company, payable in consecutive quarterly interest and principal installments, commencing on March 24, 2000, through maturity of November 18, 2006 and November 18, 2007, respectively. On April 30, 2002, as part of the financing of the acquisition of CRS, the Company amended its credit agreement to increase Note Payable Tranche B by $50,000. The incremental facility is subject to the same terms and conditions of the Credit Agreement.

        Interest is payable at ABR or LIBOR, plus an applicable margin, which corresponds to the achievement of certain performance criteria determined from the financial statements. At December 31, 2002 and 2001, Tranche A interest was accruing at LIBOR, plus 3%, (4.50% and 5.10%) and Tranche B interest was accruing at LIBOR, plus 4%, (5.42% and 6.10%), respectively.

        The Credit Agreement, as amended and restated, governing Note Payable Tranche A, Note Payable Tranche B and the Revolving Credit Facility contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of capital lease obligations and purchase of operating property. The Credit Agreement also requires the Company to maintain certain financial tests, including a consolidated interest coverage ratio and a leverage ratio, and includes a general lien on certain of the Company's assets. The agreement also includes certain cross default provisions such that a default under any other loan agreements by the Company or its parent would cause a default in the Credit Agreement.

        On March 28, 2002, the Company made a $21,904 prepayment of Tranche A and Tranche B debt due to excess cash flow in 2001, as defined in the credit agreement. A total of $4,188 replaced principal payments due at that time, with the remaining $17,716 reducing future principal payments.

  (c) Senior Subordinated Notes

        In connection with the Allied Acquisition, the Company issued $150,000 aggregate principal amount of 13.375% Senior Subordinated Notes ("Senior Subordinated Notes") due December 1, 2009. Each note bears interest at a rate of 13.375% per annum and is payable in semi-annual installments on June 1 and December 1 each year to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date.

        The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Company. They are subordinated in right of payment, as set forth in the Senior Subordinated Notes Indenture ("Indenture"), to the payment when due in full cash of all existing and future senior indebtedness of the Company. These Senior Subordinated Notes have been guaranteed by certain domestic subsidiaries of the Company.

        The Indenture and the agreements governing this debt contain a number of similar less restrictive covenants as those included in the Credit Agreement described above.

  (d) Other

        On May 3, 2002, as part of the financing of the acquisition of CRS, the Company issued two 10% notes payable, Seller Note A amounting to $10,000 and Seller Note B amounting to $5,000 (the "Seller Notes"). The Seller Notes are subordinated to the Company's senior debt. Seller Note A is due May 3, 2007. Seller Note B is due May 3, 2012 or May 3, 2007, if certain conditions are met. On a quarterly basis, 50% of the interest on the outstanding principal amount will accrete and be added to the principal amount and 50% will be paid in cash. The amount of accretion at December 31, 2002 was $339 and $169 for Seller Note A and Seller Note B, respectively.

        Future maturities of long-term debt are as follows:

December 31, 2002
2003	$22,412
2004	22,558
2005	37,199
2006	151,994
2007	139,161
Thereafter	150,220

$523,544

        The fair value of the Company's long-term debt approximates the carrying amount based on the present value of cash flows discounted at the current rates offered to the Company on similar debt instruments.

(11) Capital and Operating Leases

        During 2002, the Company entered into two vehicle and one communications equipment lease agreements totaling $1,338 (non-cash). The leases are being accounted for as capital leases and require the Company to pay customary operating and repair expenses that will keep the assets in roadworthy and appropriate condition through the termination dates of 2007 and 2012. The leases do not contain purchase options.

        During 2001, the Company entered into two trailer lease agreements (non-cash) totaling $3,833 and a tractor satellite-communication equipment lease agreement in the amount of $563 (non-cash). Each of these leases is being accounted for as a capital lease and requires the Company to pay customary operating and repair expenses that will keep these assets in operating condition. The trailer leases contain purchase options at amounts approximating fair market value at lease termination in 2008. The tractor satellite-communication equipment lease contains a bargain purchase option of $1 at lease termination in 2006.

        During 2001, the Company also entered into two vehicle lease agreements totaling $9,870 (non-cash). Both of the leases are being accounted for as capital leases and require the company to pay customary operating and repair expenses that will keep the assets in roadworthy condition through the termination dates of 2008 and 2010. The vehicle leases do not contain purchase options, however, the Company has the right to share in any profits made from the sale of the assets by the financing company after the lease termination date.

        The Company has noncancelable lease commitments under operating leases for rental of office space, warehouse facilities, transportation equipment and office equipment. The Company's rental expense under these operating leases was $58,911, $52,438 and $35,693 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum rental payments under capital lease obligations and operating leases at December 31, 2002 are as follows:

	Capital Leases	Operating Leases
2003	$5,840	$48,980
2004	4,145	39,234
2005	3,548	36,273
2006	3,529	26,997
2007	2,642	24,353
Thereafter	2,380	102,929

Total minimum lease payments	22,084	$278,766
Less interest	3,113

Present value of net minimum lease payments	18,971
Less current portion	4,849

Long-term portion of capital lease obligation	$14,122

        Assets under capital leases consist of the following:

	December 31, 2002	December 31, 2001
Transportation equipment	$29,939	$27,361
Less accumulated depreciation	10,861	6,434

	$19,078	$20,927

(12) Retirement and Postretirement Medical Plans

  (a) Defined Benefit Plans

        The Company has several defined pension plans covering substantially all of its domestic employees and certain employees in other countries. Pension benefits earned are generally based on years of service and compensation during active employment, however, the level of benefits and terms of vesting may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities, fixed income securities and pooled separate accounts. The funding of pension plans is determined in accordance with statutory funding requirements.

        The domestic defined pension plans were amended effective April 1, 2002, for the purpose of combining the plans into one benefit plan covering all domestic employees. This single pension plan was then frozen effective December 31, 2002, which triggered curtailment accounting treatment due to the elimination of benefits earned for future years of service. The curtailment amounts recorded are reflected in the table below.

        The Company also has an Excess Benefit Plan and an Executive Retirement and Savings Plan which are unfunded nonqualified plans that provide retirement benefits not otherwise provided under the qualified plan because of the benefit limitations imposed by Section 415 and 401(a)(17) of the Internal Revenue Code. These Plans ensure that an executive receives the total pension benefit to which he/she otherwise would be entitled, were it not for such limitations. The expense associated with the Excess Benefit Plan is included within the Pension Benefits table below. For the years ended December 31, 2002, 2001 and 2000, the expense associated with the Executive Retirement and Savings Plan was $556, $496 and $250, respectively.

        In addition, the Overlap Benefit Plan for various domestic employees, an unfunded, nonqualified retirement plan, provides retirement benefits forfeited by the highly compensated employees under the Qualified Plan because of the changes to the retirement plan formula which were effective April 18, 1989.

        Eligible employees of Pickfords Limited, the Company's United Kingdom subsidiary, continued to be eligible for a defined benefit plan of the Seller through April 5, 2000. At the time of the Allied Acquisition, the Company provided each participant with the opportunity to join its defined benefit plan. Substantially all the eligible participants elected to join. The Company has recognized net periodic pension costs associated with the plan since the participant election date of April 5, 2000. On September 19, 2001, the benefit obligation and plan assets related to prior service costs for this plan were determined by an independent actuary and transferred from the Seller. In conjunction herewith, the loss in fair value of plan assets from the Allied Acquisition date to September 19, 2001 has been reflected as a reduction in plan asset value prior to the transfer of $19,322. As of December 31, 2002 and 2001, the Company had recorded a prepaid pension asset of $6,448 and $8,103, respectively.

        Information on the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets, based on actuarial valuation, are as follows:

	Combined Plans Excluding United Kingdom		United Kingdom
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Change in benefit obligation
Benefit obligation at beginning of period	$96,897	$89,247	$52,293	$54,515
Service cost	2,660	2,926	3,793	3,136
Interest cost	6,964	6,657	3,307	3,179
Plan participants' contribution	—	—	1,764	1,601
Actuarial (gain)/loss	11,022	3,428	(1,758)	(8,155)
Plan amendments	(4,901)	—	—	—
Curtailments	(3,142)	—	—	—
Benefits paid	(5,019)	(5,147)	(644)	(582)
Currency translation	209	(214)	5,551	(1,401)

Benefit obligation at end of period	$104,690	$96,897	$64,306	$52,293

Change in plan assets
Fair value of plan assets at beginning of period	$80,404	$88,788	$62,544	$74,830
Reduction in plan asset value prior to transfer	—	—	—	(19,322)
Actual return on plan assets	(9,979)	(3,444)	(12,390)	7,941
Employer contribution	12	124	—	—
Plan participants' contribution	—	—	1,764	1,601
Benefits paid	(4,924)	(5,064)	(644)	(582)
Currency translation	—	—	6,641	(1,924)

Fair value of plan assets at end of period	$65,513	$80,404	$57,915	$62,544

Funded status reconciliation
Funded status	$(39,177)	$(16,493)	$(6,391)	$10,251
Unrecognized net actuarial (gain)/loss	44,636	21,195	18,169	(2,148)
Net transition obligation	—	—	(5,330)	—

Prepaid benefit cost	$5,459	$4,702	$6,448	$8,103

Amounts recognized in the consolidated balance sheet
Cost transferred from seller	$—	$—	$—	$8,368
Prepaid pension asset at beginning of year	—	—	8,103	—
Accrued benefit liability	(39,177)	(9,416)	—	—
Intangible asset	—	41	—	—
Accumulated other comprehensive income	44,636	14,077	—	—
Net change in prepaid benefit (November 19 — December 31)	—	—	—	(265)
Net change in prepaid benefit	—	—	(1,655)	—

Net amount recognized	$5,459	$4,702	$6,448	$8,103

        The following actuarial assumptions were used for the Company's pension plans:

	Combined Plans Excluding United Kingdom			United Kingdom
	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 2002	December 31, 2001
Weighted-average assumptions
Discount rate	6.75%	7.25%	7.50%	5.60%	5.75%
Expected return on plan assets	9.00%	9.00%	9.00%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%-5.00%	4.00%-5.00%	4.00%	4.00%

        Information on the Company's significant domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated statements of operations, based on actuarial valuation, are as follows:

	Combined Plans Excluding United Kingdom			United Kingdom
	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 2002	December 31, 2001
Components of net periodic benefit cost
Service cost	$2,660	$2,926	$3,240	$3,793	$3,136
Interest cost	6,964	6,657	6,294	3,307	3,179
Expected return on plan assets	(7,036)	(7,837)	(8,560)	(5,411)	(5,710)
Amortization of recognized actuarial (gain)/loss	1,075	135	(28)	827	68

Net periodic benefit cost	3,663	1,881	946	2,516	673
Special termination liability	—	—	1,438	—	—
Prior service benefit curtailment gain	(4,531)	—	—	—	—

Net periodic benefit cost after curtailment and settlements	$(868)	$1,881	$2,384	$2,516	$673

        The Company recognizes an accrued benefit liability in its financial statements for its unfunded Excess Benefit Plan and Overlap Benefit Plan. The accrued benefit cost at December 31, 2002 and 2001 included $1,228 and $1,012, respectively, related to this liability.

        The Company's Canadian subsidiary, ALNAV Platinum Group, Inc. has a defined benefit plan (the "Canada Plan"), with the benefits generally based upon years of service and the highest five-year average salary during employment. As of December 31, 2002 and 2001, the accumulated benefit obligation of accrued pension benefits was $1,494 and $1,403, respectively, and the aggregate market value of pension plan assets was $1,669 and $1,772, respectively. As of December 31, 2002 and 2001, the prepaid pension cost was $175 and $190, respectively. The (income) expense associated with the plan for the years ended December 31, 2002, 2001 and 2000 was $59, $53 and $(61), respectively. The Canada Plan terminated as of January 1, 2001. Pursuant to the Canadian Pension Benefits Standards Act, pension benefits accrued as of January 1, 2001 are fully vested for all affected members and wind-up notices were distributed to them on December 27, 2000. The Office of the Superintendent of Financial Institutions has approved the wind-up report. Distribution of assets is expected to occur during 2003.

  (b) Postretirement Medical Plan

        The Company has a nonpension postretirement benefit plan for certain domestic employees that provide specific health care and death benefits to eligible retired employees. Under the present plan, which may be amended or terminated at the Company's option, a defined percentage of health care expenses is covered, after reductions for any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined in part by a retiree's years of vested service with the Company prior to retirement. Death benefits are based on a fixed amount at time of retirement.

        The plan covering certain domestic employees was amended effective April 1, 2002, to include substantially all of its domestic employees. This amendment also eliminated benefits after age 65. Effective December 31, 2002, the plan was amended to eliminate any subsidies to employees that have not reached 50 years of age with a minimum of 10 years of service as of December 31, 2002. This amendment triggered curtailment accounting treatment. The curtailment amounts recorded are reflected in the table below.

	December 31, 2002	December 31, 2001
Change in benefit obligation
Benefit obligation at beginning of period	$18,990	$15,611
Service cost	764	1,158
Interest cost	1,201	1,293
Plan participants' contribution	77	57
Actuarial loss	3,137	2,051
Plan amendments	(5,330)	—
Curtailment gains	(1,225)	—
Benefits paid	(881)	(1,180)

Benefit obligation at end of period	$16,733	$18,990

Plan status reconciliation and amounts recognized in the consolidated balance sheets
Plan status	$(16,733)	$(18,990)
Unrecognized net actuarial loss	614	847

Accrued benefit cost and net amount recognized	$(16,119)	$(18,143)

	December 31, 2002	December 31, 2001	December 31, 2000
Components of net periodic benefit cost
Service cost	$764	$1,158	$892
Interest cost	1,201	1,293	949
Amortization of recognized actuarial (gain)/loss	(346)	12	(39)

Net periodic benefit cost	1,619	2,463	1,802
Special termination liability	—	—	1,570
Prior service benefit curtailment gain	(2,839)	—	—

Net periodic (benefit) cost after curtailment and settlements	$(1,220)	$2,463	$3,372

The following actuarial assumptions were used for the Company's postretirement plans:

	December 31, 2002	December 31, 2001	December 31, 2000
Weighted-average assumptions
Discount rate	6.75%	7.25%	7.50%
Health care cost trend rates	12.00%	8.50%	7.00%

        The health care cost trend rate was assumed to decrease gradually to 5.5% for 2009 and remain at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$330	$(280)
Effect on postretirement benefit obligation	$2,140	$(1,870)

  (c) Defined Contribution Plans

        In 1994, the Company's United Kingdom subsidiary, North American (UK) Ltd., established a contributory defined contribution plan for eligible employees. The plan is funded through contributions from employees, generally 3% of earnings, which are matched by the Company. The expense associated with the plan was $62, $36 and $47 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Effective April 1, 2002, the Allied Van Lines, Inc. Profit Sharing and Retirement Savings Plan was merged with the NAVL Employees Savings Plan and Trust and was renamed the SIRVA Employee Retirement Savings Plan. The plan qualifies under Section 401(a) and 401(k) of the Internal Revenue Code. The Company has made no contributions to the NAVL or SIRVA plan since its inception. Prior to

2002, the Company made matching contributions based on Allied participant contributions to the plan and also contributed a profit-sharing contribution which was 4% of the eligible compensation of each participant. The Company made contributions of $0, $1,225 and $1,216 for the years ended December 31, 2002, 2001 and 2000, respectively.

(13) Postemployment Medical Plan

        The Company provides certain postemployment health care continuation benefits to inactive NAVL employees and their dependents during the period following employment but before retirement. As of December 31, 2002 and 2001, the accumulated postemployment benefit obligation for such benefits was $1,936 and $2,012, respectively. The expense associated with the plan was $152, $789 and $196 for the years ended December 31, 2002, 2001 and 2000, respectively.

(14) Incentive Compensation

        The Company maintains a Management Incentive Plan for certain executives and key management employees. The plan is administered by the Board of Directors whose members do not participate in the plan. For the years ended December 31, 2001 and 2000, the Company maintained a Performance Incentive Plan for eligible employees not included in the Management Incentive Plan. The plan was administered by the Vice President of Compensation and Benefits, who did not participate in the plan. Incentive compensation was based upon achievement of certain predetermined corporate performance goals. The expense associated with both of the incentive plans was $4,500, $147 and $8,133 for the years ended December 31, 2002, 2001 and 2000, respectively.

        In addition to the Management Incentive Plan and the Performance Incentive Plan, the Company administers several other incentive plans that were in place prior to the acquisitions of Allied, NAIT and CRS. These plans are administered by the Vice President of Compensation and Benefits and are based on achievement of certain predetermined segment performance goals. The expense associated with these plans was $2,661, $952 and $1,280 for the years ended December 31, 2002, 2001 and 2000, respectively.

(15) Stock Option Plan

        The Company's parent maintains a stock option plan (the "Option Plan") for officers and other key employees which provides for the offer of up to 1,000,000 shares of the parent's common stock and the granting of options to acquire up to 2,000,000 shares of the parent's common stock. The administrator of the Option Plan is SIRVA's Board of Directors. Under the Option Plan, Service Options and, in certain cases, Performance Options have been granted with each share of stock sold to the officers and other key employees. Service Options vest in equal annual installments on each of the first five anniversaries of the grant date. Performance Options vest on achievement of cumulative earnings targets, or if not vested sooner, vest on the ninth anniversary of the grant date. All options granted expire after ten years from the grant date. The exercise price of the options equaled the fair market value of common stock at the date of the grant. Fair market value was determined by management to be equal to the price paid for common stock issued at the grant date.

        Information with respect to the options granted under the Option Plan is as follows:

	# of Shares	Weighted Avg. Exercise Price
Outstanding at December 25, 1999	1,178,680	$11.77
Options granted	325,600	14.20
Options cancelled	(590,500)	10.60

Outstanding at December 31, 2000	913,780	13.39
Options granted	151,940	14.20
Options cancelled	(384,820)	13.65

Outstanding at December 31, 2001	680,900	13.43
Options granted	732,274	14.20
Options cancelled	(97,200)	14.20

Outstanding at December 31, 2002	1,315,974	$13.80

        The weighted average remaining contractual life of these options is 8.50 years. At December 31, 2002, 2001 and 2000, the number of options that became exercisable was 296,566, 238,270 and 95,530, respectively.

        During the years ended December 31, 2002, 2001 and 2000, the fair value of common stock was $14.20. Stock options outstanding have exercise prices of $10.00 or $14.20 per share.

        In accordance with the provisions of SFAS 123, as amended SFAS 148, our parent has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting described by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

        The fair value of each option is estimated on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.05% to 4.27% for 2002, 4.54% to 4.59% for 2001 and 5.00% to 6.66% for 2000, expected volatility of 0.01%, expected life of 5 years and no dividend payments.

(16) Commitments and Contingencies

  (a) Litigation

        The Company was a defendant in a personal injury suit resulting from a 1996 accident involving one of its agent's drivers. The case was tried in 1998, and the Company was found liable. After appeals, a final judgment of $15,229 was rendered in 2002 and fully paid by the Company and two of its insurers. After certain insurance payments and reimbursements, the Company has paid $7,637, which the Company believes is fully reimbursable by insurance; however, one of the Company's several co-insurers of this case has filed suit, contesting its coverage obligations. If the co-insurer prevails, there is the possibility that some or all of the payment made by the Company will not be reimbursed. The Company has a reserve that it considers appropriate in the circumstances.

        The Company and certain subsidiaries are defendants in numerous lawsuits relating principally to motor carrier operations. In the opinion of management, after consulting with its legal counsel, the amount of the Company's ultimate liability resulting from these matters should not materially affect the Company's financial position, results of operations or liquidity.

  (b) Environmental Matters

        The Company has been named as a potentially responsible party ("PRP") in two environmental clean-up proceedings by federal and state authorities and one additional environmental clean-up proceeding by a group of PRP's. The suits are brought under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or other federal or state statutes. Based on all known information, it is estimated that the settlement cost of each site will not be significantly larger than the reserves established, which totaled $35 as of December 31, 2002 and 2001. It is possible that additional claims or lawsuits involving unknown environmental matters or now unidentified environmental sites may arise in the future.

        The Company owns or has owned and leases or has leased facilities at which underground storage tanks for diesel fuel are located and operated. Management believes that the Company has taken the appropriate and necessary action with regard to releases of diesel fuel that have occurred. As conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that the Company will not incur liabilities or costs, the amount of which cannot be estimated reliably at this time. However, based on its assessment of the facts and circumstances now known and after consulting with its legal counsel, management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Company is aware. Further, management believes it is unlikely that any identified matters, either individually or in aggregate, will have a material effect on the Company's financial position, results of operations or liquidity.

  (c) Purchase Commitments

        The Company has entered into certain purchase commitments of $6,263 for software licenses and transportation equipment at December 31, 2002 and $9,844 for software licenses at December 31, 2001. On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. Covansys Corporation is a related party, as approximately 24% of its outstanding common stock is owned by Fund VI. As of December 31, 2002, the remaining purchase commitment was $176,382.

(17) Financial Instruments

        The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. The Company does not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. Interest rate swap agreements and foreign exchange instruments with the Company's credit agreement banks are borrower obligations under the credit agreement, hence such agreements and instruments are secured and guaranteed.

  (a) Interest Rate Instruments

        The Company enters into interest swap agreements to manage its exposure to changes in interest rates. The swaps involve the exchange of variable interest rate payments for fixed interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense. Interest rate swap agreements are accounted for as cash flow hedges.

        Derivative gains or losses included in accumulated other comprehensive income are reclassified into earnings at the time when the hedged item affects earnings. During the years ended December 31, 2002 and 2001, $4,449 and $1,900, respectively, were reclassified as interest expense. During the years ended December 31, 2002 and 2001, $64 of income and $82 of expense, respectively, were recognized in earnings for ineffectiveness relating to cash flow hedges. The Company estimates that net derivative losses of $577 included in accumulated other comprehensive income at December 31, 2002 will be reclassified into earnings during the next twelve months. The following is a recap of each agreement as of December 31, 2002:

Notional amount	$40,000	$20,000
Fixed rate paid	4.91%	4.785%
Variable rate received	3 month LIBOR	1 month LIBOR
Expiration date	March 2003	April 2003

  (b) Foreign Exchange Instruments

        From time-to-time, the Company utilizes foreign currency forward contracts in the regular course of business to manage its exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of U.S. Dollars for specified foreign currencies at a future date. The Company utilizes forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by the Company are the Australian dollar, British pound and Euro. The contract amount of foreign currency forwards was $3,421 and $3,523 at December 31, 2002 and 2001, respectively. Changes in fair value relating to these derivatives are recognized in current period earnings. Approximately $142 of loss and $432 of gains resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2002 and 2001.

  (c) Convertible Bond Instruments

        The Company holds various debt securities with convertible features in the available-for-sale investment portfolio of its insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. During the years ended December 31, 2002 and 2001, $700 and $9 of gains, respectively, from increases in the fair market value of these instruments were recorded in earnings.

(18) Operating Segments

        Due to the acquisitions described in Note 2, the Company realigned certain businesses within its segment structure and created two additional segments. As of December 31, 2002, the Company has five reportable segments—1) Moving Services-North America, 2) Moving Services-Europe and Asia Pacific, 3) Relocation Services, 4) Insurance Services and 5) Logistics Services. Segments 1) through 3) comprise Global Relocation Services. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with revenues reflected in the segment responsible for billing the end customer.

        The Moving Services—North America segment operates as a provider of domestic and international residential moving services under the brand names of northAmerican Van Lines, Allied Van Lines, Global Van Lines and Allied International. It operates using a network of exclusive domestic agents and nearly 600 affiliated representatives on an international basis. It markets to corporations, private transferees and the military and government services and provides packing, loading, transportation, delivery and warehousing services for moves in the U.S. and Canada and also coordinates these same services for customers on a global basis.

        The Moving Services—Europe and Asia Pacific segment, operating principally as Pickfords or Allied Pickfords, operates in the United Kingdom, Europe, Australia, New Zealand and other Asia Pacific locations and provides complete domestic and international residential moving services. It also provides business services including office moving services and records management in most of the aforementioned locations.

        The Relocation Services segment operates as a global provider of domestic and international relocation services to corporate clients and their employees, including home sale services, relocation coordination services, expense management and transaction reporting. The Company acquired two relocation companies in 2002, and operates under the brand of SIRVA Relocation with five offices in the U.S., as well as a relocation center in Australia.

        The Insurance Services segment provides coverage against loss from certain risks, primarily cargo warehousing, commercial auto physical damage, commercial auto liability and general liability to agents, owner-operators affiliated with the Company and various other parties in the transportation industry. It is comprised of TransGuard, a multiple-line property and casualty insurance company and NAIT, a leading provider of insurance and professional services to independent contract truck drivers.

        The Logistics Services segment operates in North America and Europe as a provider of specialized transportation, handling and delivery services to principally electronics, medical equipment and other suppliers of sensitive goods with unique service requirements. It also provides supply chain management solutions including serialized tracking, inventory and stock management, in-transit product merge and configuration and other customized services, principally to customers with unique requirements under the brand names of northAmerican Logistics and midiData. It also provides freight forwarding and brokerage services to customers, as well as vehicle and driver services to the Company, agents and owner-operators.

        The tables below represent information about revenues, depreciation and amortization, income (loss) from operations and total assets by segment used by the chief decision-makers of the Company as of and for the years ended December 31, 2002, 2001 and 2000:

December 31, 2002:	Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations	Total Assets(2)
Moving Services—North America	$1,140,036	$10,809	$39,466	$403,534
Moving Services—Europe and Asia Pacific	350,626	15,525	24,697	344,732
Relocation Services	69,752	3,333	8,383	158,342

Global Relocation Services	1,560,414	29,667	72,546	906,608
Insurance Services	81,552	1,623	23,602	212,360
Logistics Services	535,278	12,165	(2,103)	181,826

Consolidated Totals	$2,177,244	$43,455	$94,045	$1,300,794

December 31, 2001:	Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations	Total Assets(2)
Moving Services—North America	$1,280,564	$17,331	$17,060	$417,651
Moving Services—Europe and Asia Pacific	330,408	19,311	24,529	304,271
Relocation Services	2,057	21	(862)	1,215

Global Relocation Services	1,613,029	36,663	40,727	723,137
Insurance Services	48,249	131	15,835	142,846
Logistics Services	588,025	11,948	(3,260)	229,831

Consolidated Totals	$2,249,303	$48,742	$53,302	$1,095,814

December 31, 2000:	Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations
Moving Services—North America	$1,356,106	$19,179	$9,567
Moving Services—Europe and Asia Pacific	323,387	21,244	21,918
Relocation Services	1,835	54	606

Global Relocation Services	1,681,328	40,477	32,091
Insurance Services	43,855	216	15,168
Logistics Services	653,511	13,187	2,586

Consolidated Totals	$2,378,694	$53,880	$49,845

(1)
Depreciation and amortization are comprised of depreciation, goodwill amortization (prior to January 1, 2002), intangibles amortization in 2002 and deferred agent contract amortization.

(2)
Total assets by segment are specific assets such as trade receivables and property and equipment. Assets also include allocated assets such as computer hardware and software, contracts receivable associated with equipment sales, deferred taxes, goodwill and intangible assets.

        Specified items related to segment assets:

	Year Ended December 31, 2002 Capital Expenditures	Year Ended December 31, 2001 Capital Expenditures	Year Ended December 31, 2000 Capital Expenditures
Moving Services—North America	$4,975	$11,181	$24,912
Moving Services—Europe and Asia Pacific	17,472	18,492	14,918
Relocation Services	1,294	3	—

Global Relocation Services	23,741	29,676	39,830
Insurance Services	1,648	44	7
Logistics Services	7,888	18,628	15,540

Consolidated Totals	$33,277	$48,348	$55,377

        Revenue and long-lived asset information by geographic area as of and for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue
United States	$1,717,979	$456,745	$1,799,200	$305,944	$1,941,399
Foreign	459,265	254,815	450,103	272,652	437,295

Total	$2,177,244	$711,560	$2,249,303	$578,596	$2,378,694

        Foreign revenue is based on the country in which the sales originated, principally in the United Kingdom and Australia. Long-lived assets are comprised of property and equipment, net and goodwill and intangible assets, net.

(19) Restructuring and Other Unusual Items

        The following table provides details of restructuring for the year ended December 31, 2002:

	Restructuring Accrual as of December 31, 2001	Restructuring Credit	Payments	Restructuring Accrual as of December 31, 2002
Logistics Parts Centers
Severance cost	$40	$—	$(40)	$—
Building leases and other	2,197	(942)	(741)	514

Total	$2,237	$(942)	$(781)	$514

The following tables provide details of restructuring for the year ended December 31, 2001:

	Restructuring Accruals as of December 31, 2000	Restructuring Charge	Other Adjustments	Asset Impairment	Payments	Restructuring Accruals as of December 31, 2001
Fast Forward Program
Severance cost	$418	$—	$292	$—	$(710)	$—
Outplacement services and other	257	—	(247)	—	(10)	—

Total restructuring cost	675	—	45	—	(720)	—

Allied Acquisition
Severance cost	335	—	(170)	—	(165)	—
Other	65	—	112	—	(177)	—

Total restructuring cost	400	—	(58)	—	(342)	—

Branch System
Severance cost	135	595	—	—	(730)	—

Total restructuring cost	135	595	—	—	(730)	—

Business Needs Staffing Adjustment
Severance cost	751	429	15	—	(1,195)	—

Total restructuring cost	751	429	15	—	(1,195)	—

Logistics Parts Centers
Severance cost	—	969	(325)	—	(604)	40
Building leases	—	2,167	353	—	(403)	2,117
Asset impairment	—	772	(79)	(576)	(37)	80

Total restructuring cost	—	3,908	(51)	(576)	(1,044)	2,237

Total	$1,961	$4,932	$(49)	$(576)	$(4,031)	$2,237

The following table provides details of restructuring for the year ended December 31, 2000:

	Restructuring Accruals as of December 25, 1999	Allied Acquisition Adjustment	Restructuring Charge	Other Adjustments	Payments	Restructuring Accruals as of December 31, 2000
Fast Forward Program
Severance cost	$2,365	—	$1,235	$(265)	$(2,917)	$418
Outplacement services and other	422	—	—	105	(270)	257

Total restructuring cost	2,787	—	1,235	(160)	(3,187)	675

Allied Acquisition
Severance cost	2,916	(1,255)	—	—	(1,326)	335
Other	860	(300)	—	—	(495)	65

Total restructuring cost	3,776	(1,555)	—	—	(1,821)	400

Branch System
Severance cost	—	—	2,700	—	(2,565)	135

Total restructuring cost	—	—	2,700	—	(2,565)	135

Business Needs Staffing Adjustment
Severance cost	—	—	1,084	—	(333)	751

Total restructuring cost	—	—	1,084	—	(333)	751

Total	$6,563	$(1,555)	$5,019	$(160)	$(7,906)	$1,961

  (a) Fast Forward Program

        In January 1999, with the help of outside consultants, the Company initiated the Fast Forward Program, which was a detailed evaluation of its existing cost structure. The program was comprised of a number of initiatives, primarily relating to employee redundancy. The charges included estimated severance costs for 237 employees across all operating divisions of the Company, outplacement services and other costs. None of these charges related to the Allied Acquisition. A total of 188 employees were terminated. The remaining employees transferred to other divisions or left the Company voluntarily. During 2000, the Fast Forward Program was completed, with remaining severance costs paid in 2001.

  (b) Allied Acquisition

        Included in the acquisition purchase price allocation were restructuring charges related to the Allied Acquisition, which reflected certain severance and relocation costs the Company incurred to effect a worldwide integration plan for Allied's operations. A total of 66 employees were terminated and 55 were relocated. In 2000, based on an evaluation of the remaining amount needed, a reduction of $1,555 was made to the restructuring accrual, which was offset by an adjustment to goodwill. During 2000, the program was completed with remaining severance costs paid in 2001.

  (c) Branch System

        In 2000, the Company's Moving Services—Europe and Asia Pacific segment initiated programs in its United Kingdom operations in an effort to restructure the branch system and to eliminate management redundancy within its Pickfords Vanguard unit, reducing headcount by 93 employees. Charges were recorded as branch locations were identified for closure. The identification process continued through 2001 and headcount was reduced by an additional 16 employees. The programs were completed in 2001.

  (d) Business Needs Staffing Adjustment

        In November 2000, due to business needs as determined by management, the Company established a restructuring reserve of $1,084 whereby headcount was reduced by 50 employees. The charges included estimated severance costs across all operating divisions of the Company. Severance costs were paid out and the program was completed in 2001.

  (e) Logistics Parts Centers

        In June 2001, the Company's Logistics Services segment established a program to exit the Parts Center business. The program charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the Parts Center business by the end of 2001. Due to lease terms and severance agreements, certain payments will continue through September 2005. During the year ended December 31, 2002, the restructuring accrual was reduced by $942 when the Company was able to sublease certain Parts Centers facilities earlier than originally estimated. As of December 31, 2002, 293 employees had been terminated.

Other Unusual Items

        Other unusual items for the year ended December 31, 2002 were comprised of $7,092 of impairment charges, due to a reduction in the number of software modules implemented, as a result of a change in business strategy in Logistics Services, $4,658 of expenses related to the December 2002 SIRVA headquarters building move, $7,370 of pension and retiree medical curtailment gain as the pension plan was frozen and retiree medical benefits were reduced (See Note 12) and $3,007 of gain from the sale of the Company's U.K. industrial moving business. The net book value of the assets sold was $1,322 and 2002 operating losses for the disposed entity were $2,573.

(20) Related Party

        The Company is a wholly owned subsidiary of SIRVA. SIRVA is 56.9% and 23.7% owned by Fund V and Fund VI, respectively.

        The Company, SIRVA and CD&R are parties to a consulting agreement pursuant to which CD&R is paid a management fee for financial advisory and management consulting services. For the years ended December 31, 2002, 2001 and 2000, such fees were $1,375, $1,375 and $400, respectively.

        The Company has guaranteed loans made by a third-party lender in an aggregate principal amount of $810 and $21 as of December 31, 2002 and 2001, respectively, to various members of management, including certain of our executive officers, in connection with their investment in SIRVA. We would become liable for such amounts in the event that a member of management would fail to repay the principal and interest, when due. These loans mature in May 2004 and bear interest at the prime rate plus 1.0%. All loans to members of management were made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, the Company adopted a policy prohibiting us from making loans to or guaranteeing loans of executive officers.

        The receivable from SIRVA at December 31, 2002 and 2001 of $28,879 and $23,268, respectively, consists of amounts that the Company has paid on behalf of SIRVA for treasury stock and various transaction fees.

        The payable to SIRVA at December 31, 2002 and 2001 of $17,891 and $38,515, respectively, consists of amounts that the Company has received from the sale of SIRVA redeemable common stock and common stock.

(21) Supplemental Information

        The following summarized consolidating balance sheets, statements of operations and statements of cash flows were prepared to segregate such financial statements between those entities that have guaranteed the Company's senior subordinated notes issued in connection with the Allied Acquisition ("Guarantor" entities) and those entities that did not guarantee such debt ("Non-Guarantor" entities). See Note 2 for additional information on the Allied Acquisition.

        Consolidated condensed balance sheet data as of December 31, 2002 and 2001 is summarized as follows:

	December 31, 2002
	Parent(1)	Total Guarantors(2)	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$100,220	$140,764	$77,396	$(13,189)	$305,191
Other current assets	33,998	53,722	53,939	(71)	141,588

Total current assets	134,218	194,486	131,335	(13,260)	446,779

Property and equipment, net	54,187	22,163	94,139	—	170,489
Goodwill and intangible assets, net	537,836	3,235	—	—	541,071
Other assets	304,816	196,473	248,476	(607,310)	142,455

Total assets	$1,031,057	$416,357	$473,950	$(620,570)	$1,300,794

Current liabilities	$106,011	$208,351	$153,711	$(20,191)	$447,882
Long-term debt and capital lease obligations	505,846	221	9,187	—	515,254
Other liabilities	198,376	25,239	593	(107,374)	116,834

Total liabilities	810,233	233,811	163,491	(127,565)	1,079,970
Stockholder's equity	220,824	182,546	310,459	(493,005)	220,824

Total liabilities and stockholder's equity	$1,031,057	$416,357	$473,950	$(620,570)	$1,300,794

	December 31, 2001
	Parent(1)	Total Guarantors(2)	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$118,345	$92,560	$63,795	$(7,588)	$267,112
Other current assets	43,935	21,701	44,619	(294)	109,961

Total current assets	162,280	114,261	108,414	(7,882)	377,073

Property and equipment, net	72,523	11,687	81,157	—	165,367
Goodwill and intangible assets, net	409,993	3,236	—	—	413,229
Other assets	160,434	151,257	374,030	(545,576)	140,145

Total assets	$805,230	$280,441	$563,601	$(553,458)	$1,095,814

Current liabilities	$152,406	$138,820	$122,525	$(8,454)	$405,297
Long-term debt and capital lease obligations	448,225	226	8,325	—	456,776
Other liabilities	82,809	25,199	—	3,943	111,951

Total liabilities	683,440	164,245	130,850	(4,511)	974,024
Stockholder's equity	121,790	116,196	432,751	(548,947)	121,790

Total liabilities and stockholder's equity	$805,230	$280,441	$563,601	$(553,458)	$1,095,814

        Consolidated condensed statements of operations data for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	Year ended December 31, 2002
	Parent(1)	Total Guarantors(2)	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$741,591	$852,711	$633,196	$(50,254)	$2,177,244
Total operating expenses	728,103	818,463	586,887	(50,254)	2,083,199

Income from operations	13,488	34,248	46,309	—	94,045
Non-operating income (expense)	3,270	(137)	(3,773)	—	(640)

Income before interest and income taxes	16,758	34,111	42,536	—	93,405
Interest expense (income)	47,888	(6,589)	(6,013)	16,907	52,193

Income (loss) before income taxes	(31,130)	40,700	48,549	(16,907)	41,212
Provision (benefit) for income taxes	1,344	5,690	16,071	(9,013)	14,092

Net income (loss)	$(32,474)	$35,010	$32,478	$(7,894)	$27,120

	Year ended December 31, 2001
	Parent(1)	Total Guarantors(2)	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$824,687	$867,856	$619,686	$(62,926)	$2,249,303
Total operating expenses	838,363	850,299	570,573	(63,234)	2,196,001

Income (loss) from operations	(13,676)	17,557	49,113	308	53,302
Non-operating income (expense) and minority interest	3,147	(43)	(3,155)	—	(51)

Income (loss) before interest, income taxes and accounting change	(10,529)	17,514	45,958	308	53,251
Interest expense (income)	(16,798)	(6,111)	(11,183)	96,093	62,001

Income (loss) before income taxes and accounting change	6,269	23,625	57,141	(95,785)	(8,750)
Provision (benefit) for income taxes	(19,641)	5,721	15,789	—	1,869

Income (loss) before accounting change	25,910	17,904	41,352	(95,785)	(10,619)

Cumulative effect of accounting change, net of tax	—	—	(328)	—	(328)

Net income (loss)	$25,910	$17,904	$41,024	$(95,785)	$(10,947)

	Year ended December 31, 2000
	Parent(1)	Total Guarantors(2)	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$919,362	$934,549	$567,959	$(43,176)	$2,378,694
Total operating expenses	932,364	914,544	526,271	(44,330)	2,328,849

Income (loss) from operations	(13,002)	20,005	41,688	1,154	49,845
Non-operating income (expense) and minority interest	3,257	(200)	(2,739)	—	318

Income (loss) before interest and income taxes	(9,745)	19,805	38,949	1,154	50,163
Interest expense (income)	66,022	1,199	(748)	778	67,251

Income (loss) before income taxes	(75,767)	18,606	39,697	376	(17,088)
Provision (benefit) for income taxes	(23,268)	5,484	17,775	—	(9)

Net income (loss)	$(52,499)	$13,122	$21,922	$376	$(17,079)

Consolidated condensed statements of cash flows data for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	Year ended December 31, 2002
	Parent(1)	Total Guarantors(2)	Non- guarantors	NAVL Consolidated
Net cash provided by operating activities	$34,697	$17,762	$31,512	$83,971
Cash flows from investing activities:
Additions of property and equipment	(4,776)	(7,771)	(20,730)	(33,277)
Proceeds from sale of property and equipment	966	1,337	2,979	5,282
Purchases of investments	—	—	(66,999)	(66,999)
Proceeds from maturity or sale of investments	—	—	62,068	62,068
Payment of agent contract costs	(670)	(1,092)	—	(1,762)
Acquisitions (net of cash acquired)	(80,476)	—	(3,811)	(84,287)

Net cash used for investing activities	(84,956)	(7,526)	(26,493)	(118,975)

Cash flows from financing activities:
Borrowings from revolving credit facility, net	(19,000)	—	(400)	(19,400)
Change in balance of outstanding checks	(6,274)	(4,304)	235	(10,343)
Borrowings on long-term debt	50,403	—	—	50,403
Principal payments on long-term debt	(26,885)	(9)	—	(26,894)
Principal payments under capital lease obligations	(3,432)	—	(1,551)	(4,983)
Proceeds from capital contribution from parent	56,500	—	—	56,500
Other financing activities	(2,769)	1,164	—	(1,605)

Net cash provided by (used for) financing activities	48,543	(3,149)	(1,716)	43,678

Effect of translation adjustments on cash	—	—	1,473	1,473

Net increase (decrease) in cash and cash equivalents	(1,716)	7,087	4,776	10,147
Cash and cash equivalents at beginning of period	5,997	4,015	22,107	32,119

Cash and cash equivalents at end of period	$4,281	$11,102	$26,883	$42,266

	Year ended December 31, 2001
	Parent(1)	Total Guarantors(2)	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$82,473	$(673)	$29,523	$111,323

Cash flows from investing activities:
Additions of property and equipment	(24,431)	(2,970)	(20,947)	(48,348)
Proceeds from sale of property and equipment	1,810	553	1,114	3,477
Purchases of investments	—	—	(87,305)	(87,305)
Proceeds from maturity or sale of investments	—	—	81,905	81,905
Payment of agent contract costs	(1,371)	—	—	(1,371)
Acquisitions, net of cash acquired, including deferred consideration	(17,357)	(4,000)	—	(21,357)

Net cash used for investing activities	(41,349)	(6,417)	(25,233)	(72,999)

Cash flows from financing activities:
Borrowings from revolving credit facility, net	(36,508)	—	(1,435)	(37,943)
Change in balance of outstanding checks	(2,815)	8,081	(9,348)	(4,082)
Borrowings on long-term debt	672	—	—	672
Sale of equipment notes receivable	—	6,317	—	6,317
Principal payments on long-term debt	(11,833)	—	—	(11,833)
Principal payments under capital lease obligations	(2,159)	(81)	(242)	(2,482)
Other financing activities	—	(243)	—	(243)

Net cash provided by (used for) financing activities	(52,643)	14,074	(11,025)	(49,594)

Effect of translation adjustment on cash	—	—	(120)	(120)

Net increase (decrease) in cash and cash equivalents	(11,519)	6,984	(6,855)	(11,390)
Cash and cash equivalents at beginning of period	17,516	(2,969)	28,962	43,509

Cash and cash equivalents at end of period	$5,997	$4,015	$22,107	$32,119

	December 31, 2000
	Parent(1)	Total Guarantors(2)	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$27,157	$(5,676)	$31,332	$52,813

Cash flows from investing activities:
Additions of property and equipment	(30,014)	(3,952)	(21,411)	(55,377)
Proceeds from sale of property and equipment	15,086	—	506	15,592
Purchases of investments	(800)	—	(55,141)	(55,941)
Proceeds from maturity or sale of investments	—	—	49,353	49,353
Payment of agent contract costs	(1,120)	(1,113)	—	(2,233)
Acquisitions (net of cash acquired)	(4,200)	—	(1,580)	(5,780)

Net cash used for investing activities	(21,048)	(5,065)	(28,273)	(54,386)

Cash flows from financing activities:
Borrowings from revolving credit facility, net	18,330	—	184	18,514
Change in balance of outstanding checks	9,980	209	(23)	10,166
Sale of equipment notes receivable	—	11,121	—	11,121
Principal payments on long-term debt	(6,811)	—	—	(6,811)
Principal payments under capital lease obligations	(4,315)	(91)	—	(4,406)
Other financing activities	(6,672)	(99)	—	(6,771)

Net cash provided by (used for) financing activities	10,512	11,140	161	21,813

Effect of translation adjustment on cash	—	—	(1,886)	(1,886)

Net increase in cash and cash equivalents	16,621	399	1,334	18,354
Cash and cash equivalents at beginning of period	895	(3,368)	27,628	25,155

Cash and cash equivalents at end of period	$17,516	$(2,969)	$28,962	$43,509

(1)
Parent includes the accounts of North American Van Lines, Inc., a Delaware corporation and the issuer of the debt.

(2)
Total Guarantors include the accounts of the following direct or indirect subsidiaries of North American Van Lines, Inc. or its subsidiary, Allied Van Lines, Inc.:

Name	Incorporated
A Relocation Solutions Management Company	Delaware
Allied Freight Forwarding, Inc.	Delaware
Allied International N.A., Inc.	Delaware
Allied Transportation Forwarding, Inc.	Delaware
Allied Van Lines, Inc.	Delaware
Allied Van Lines Terminal Company.	Delaware
Corporate Transfer Service, Inc.	Minnesota
CRS Acquisition Corp.	Delaware
Federal Traffic Service, Inc.	Indiana
Fleet Insurance Management, Inc.	Indiana
FrontRunner Worldwide, Inc.	Delaware
Global Van Lines, Inc.	Indiana
Great Falls North American, Inc.	Montana
Meridian Mobility Resources, Inc.	Delaware
NACAL, Inc.	California
National Association of Independent Truckers, LLC	Delaware
North American Logistics, Ltd.	Indiana
North American Van Lines of Texas, Inc.	Texas
ProSource Properties, Ltd.	Ohio
Relocation Management Systems, Inc.	Delaware
SIRVA Freight Forwarding, Inc. (formerly known as NAVTRANS International Freight Forwarding, Inc.)	Indiana
SIRVA Global Relocation, Inc.	Delaware
SIRVA Relocation LLC	Delaware
SIRVA Title Agency, Inc. (formerly known as CRS Title Agency, Inc.)	Ohio
StorEverything, Inc.	Delaware
U.S. Relocation Services, Inc.	Delaware
Vanguard Insurance Agency, Inc.	Illinois

        Each Guarantor (other than U.S. Relocation Services, Inc.) is a wholly owned subsidiary of North American Van Lines, Inc. or its subsidiary, Allied Van Lines, Inc. and jointly and severally, irrevocably and fully and unconditionally guarantees the punctual payment of such debt issued under North American Van Lines, Inc.'s senior credit facility and senior subordinated notes.

SCHEDULE II

NORTH AMERICAN VAN LINES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002 and 2001 and 2000
(Dollars in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
2002:
Allowance for doubtful accounts	$24,386	$6,875	$1,078	$(7,419)	$24,920
Valuation allowance for contracts receivable	367	—	—	(251)	116
Allowance for loss on sale of homes inventory	—	1,453	1,422	(1,103)	1,772

	$24,753	$8,328	$2,500	$(8,773)	$26,808

2001:
Allowance for doubtful accounts	$26,721	$5,558	$—	$(7,893)	$24,386
Valuation allowance for contracts receivable	255	112	—	—	367

	$26,976	$5,670	$—	$(7,893)	$24,753

2000:
Allowance for doubtful accounts	$18,771	$7,131	$1,194	$(375)	$26,721
Valuation allowance for contracts receivable	255	—	—	—	255

	$19,026	$7,131	$1,194	$(375)	$26,976

(a)
Primarily related to acquisitions.

(b)
Primarily related to write-offs net of recoveries and currency translation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth certain information with respect to our current directors and officers.

Name	Age	Position
Brian P. Kelley	42	Director, President and Chief Executive Officer
James W. Rogers	52	Chairman of the Board
Kathleen J. Affeldt	54	Director
Wesley K. Clark	58	Director
Robert J. Dellinger	42	Director
Kenneth E. Homa	54	Director
Edward H. Orzetti	37	Director
Richard J. Schnall	33	Director
Carl T. Stocker	59	Director
John M. Dupuy	46	Senior Vice President, Operations and Business Development
Michael P. Fergus	50	President, Moving Services
Ralph A. Ford	56	Senior Vice President, General Counsel and Secretary
Douglas V. Gathany	47	Vice President, Treasurer
Gregory S. Maiers	54	President, Logistics Services
Ronald L. Milewski	51	Vice President, Finance and Corporate Controller
Robert J. Rosing	43	President, Relocation Services
Joan E. Ryan	46	Senior Vice President, Chief Financial Officer
Todd W. Schorr	46	Senior Vice President, Human Resources
Lawrence A. Writt	45	President, Insurance Services

        Brian P. Kelley became our President and Chief Executive Officer, and a Director, in August 2002. Prior to joining our company, Mr. Kelley served as President of the Lincoln Mercury business for Ford Motor Company since September, 2001. Prior to joining Ford, where he also was a Vice President of Global Consumer Services from 1999 to 2001, Mr. Kelley was a senior executive for General Electric Company from 1994 to 1999. Mr. Kelley began his career at Proctor & Gamble in 1983, where he was ultimately responsible for some of the company's profitable and recognized brand names. Mr. Kelley received a Bachelor of Arts in economics from The College of Holy Cross.

        James W. Rogers became a Director of our company in February 1999, and currently serves as the Chairman of the Board of our company and of the Executive Committee. Mr. Rogers is a principal of Clayton, Dubilier & Rice, Inc., a limited partner of CD&R Associates V Limited Partnership and CD&R Associates VI Limited Partnership, and a stockholder and director of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc. Prior to joining Clayton, Dubilier & Rice, Inc. in 1998, Mr. Rogers was a Senior Vice President and a member of the Corporate Executive Council of General Electric Company. From 1995 to 1998, he was President and Chief Executive Officer of GE Industrial Control Systems. Mr. Rogers is currently the Chairman of Brake Bros plc, a European-based food distribution company. Mr. Rogers also served as President and Chief Executive Officer prior to Mr. Kelley joining our company in August 2002. Mr. Rogers has an undergraduate degree in economics from Rutgers College.

        Kathleen J. Affeldt became a Director of our company in August 2002 and currently serves as Chairman of the Compensation Committee of our Board of Directors. Since July 1996, Ms. Affeldt has been Vice President of Human Resources at Lexmark International, Inc. Ms. Affeldt has been with Lexmark since it became an independent company in 1991, previously serving as Human Resources Director. She began her career with IBM in sales, specializing in supply chain systems. Later she held a number of human resources management positions with IBM.

        General Wesley K. Clark became a Director of our company in May 2001 and currently serves as Chairman of the Nominating and Governance Committee of our Board of Directors. Prior to his retirement from the United States military, General Clark served as the Commander in Chief of the United States European Command and was also the Supreme Allied Commander Europe from 1997 to 2000. He graduated from the United States Military Academy at West Point and holds a master's degree in Philosophy, Politics and Economics from Oxford University. He graduated from the National War College, Command and General Staff College, Armor Officer Advanced and Basic Courses, and Ranger and Airborne schools. General Clark was a White House Fellow in 1975-1976 and served as a Special Assistant to the Director of the Office of Management and Budget. He has also served as an instructor and later Assistant Professor of Social Science at the United States Military Academy.

        Robert J. Dellinger became a Director of our company in March 2003. Mr. Dellinger is Executive Vice President and Chief Financial Officer of Sprint Corporation. Mr. Dellinger was elected to that office in June 2002, having served as Executive Vice President—Finance since April 2002. Before joining Sprint, Mr. Dellinger had served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric's Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as President and Chief Executive Officer of General Electric's Employers Reinsurance Corporation's Property and Casualty Reinsurance business in Europe and Asia. From 1997 to 2000, he served as Executive Vice President and Chief Financial Officer of General Electric's Employers Reinsurance Corporation. Other positions Mr. Dellinger held at GE include Manager of Finance for GE Motors and Industrial Systems and Director of Finance and Business Development for GE Plastics Pacific based in Singapore. Mr. Dellinger graduated from Ohio Wesleyan University with a B.A. in economics and a minor in accounting. He is a member of the Financial Executives Institute.

        Kenneth E. Homa became Director of our company in May 1998. Mr. Homa is currently on the faculty of Georgetown University, McDonough School of Business where he teaches graduate courses in marketing, new product development and operations. Prior to joining Georgetown in 1996, Mr. Homa was a consultant with McKinsey & Company and held various executive and management positions with Black & Decker and General Electric. He is also Chairman of the Board of IQStat. Mr. Homa has an undergraduate degree in economics from Princeton University and a MBA from the University of Chicago, where he was a lecturer in marketing and strategic planning.

        Edward H. Orzetti became a Director of our company in August 2002. Mr. Orzetti is Vice President Enterprise Excellence of Textron Inc. Prior to joining Textron in October 2000, Mr. Orzetti spent five years in various positions at General Electric where he most recently served as general manager, supply chain management for GE Supply. In addition, Mr. Orzetti directed GE's central European sourcing operations in the Czech Republic. Prior to joining GE, Mr. Orzetti worked for Booz-Allen & Hamilton as a senior associate in their operations management group and for Johnson & Johnson as a manufacturing supervisor. Mr. Orzetti also served for several years as an officer and helicopter pilot in the U.S. Army. Mr. Orzetti holds a BS degree in mechanical engineering from the United States Military Academy at West Point, an MS in administration and human resource management from Central Michigan University and an MS in management, operations and strategy from the Sloan School of Management at the Massachusetts Institute of Technology.

        Richard J. Schnall became a Director of our company in March 2002. Mr. Schnall is a principal of Clayton, Dubilier & Rice, Inc. Prior to joining Clayton, Dubilier & Rice, Inc. in 1996, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall serves as a director of Acterna Corporation and Brake Bros plc. He is a limited partner of CD&R Associates V Limited Partnership and CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc. Mr. Schnall is a graduate of the Wharton School of Business and Harvard Business School.

        Carl T. Stocker became a Director of our company in May 2000 and currently serves as the Chairman of the Audit Committee of the Board. Mr. Stocker has owned and managed his own acquisition, investment, and consulting company since 1996. Prior to that time, he served as Chief Financial Executive of General Electric's Industrial Systems Business from 1990 to 1996 and Chief Information Technology Executive from 1992 to 1996. He was a member of GE's Corporate Finance and Information Technology Councils. He has also served as manager of finance and senior integration leader for the Space Systems Division created by GE's acquisition of RCA. Mr. Stocker graduated from Wright State University in 1970 after serving with the U.S. Army.

        John M. Dupuy serves as Senior Vice President, Operations and Business Development with responsibility for U.S. moving services and logistics operations and shared services, as well as corporate-wide responsibility for sourcing, information technology and business development. Mr. Dupuy joined us in 2001 and brings over 20 years of experience in transforming operations, formulating business strategy and mergers and acquisitions. Prior to joining our company, Mr. Dupuy spent five years at Maytag serving as Vice President of Strategic Planning, General Manager Emerging Solutions and Chief Information Officer. Prior to that, Mr. Dupuy worked as a management consultant conducting strategic and operations improvement assignments for clients around the globe. Mr. Dupuy holds a Bachelor of Science degree in Industrial Engineering from Georgia Institute of Technology and an MBA from Southern Methodist University.

        Michael P. Fergus serves as President of Moving Services. Mr. Fergus has been President and Chief Executive Officer of Allied Van Lines, one of our wholly owned subsidiaries, since 1995. Mr. Fergus joined Allied in 1973 and held various management positions in the company including Vice President, Allied International; Senior Vice President, Operations; and Chief Operating Officer. Mr. Fergus is past Chairman of the Household Goods Carriers' Bureau, is a member of the World Trade Club, and serves as Chairman of the Board of Directors for the American Moving & Storage Association. Mr. Fergus holds a Bachelor of Science in communications from Southern Illinois University.

        Ralph A. Ford joined us in 1999 and serves as Senior Vice President, General Counsel and Secretary. Prior to joining our company, Mr. Ford served 18 years in the General Electric legal department, most recently as General Counsel to GE Industrial Control Systems. Prior to that, Mr. Ford served as group counsel for Bell & Howell Company, as an attorney for E.I. duPont deNemours & Co. and an associate with Venable, Baetjer & Howard. Mr. Ford earned a Bachelor of Arts from Morgan State University and a Juris Doctor from Boston University Law School.

        Douglas V. Gathany joined us in 2001 and currently serves as Vice President, Treasurer. Prior to joining us, Mr. Gathany served in various positions with Montgomery Ward since 1979, including as Vice President—Treasurer. He received a Masters of Business Administration in Finance from The University of Chicago and a B.A. from Colby College.

        Gregory S. Maiers has served as President, Logistics Services since September 2001. Previously, he held a number of management leadership positions with North American Van Lines from 1985 to 2000 and served as President and Chief Executive Officer of Nexmove.com from 2000 to 2001. Prior to that he spent approximately 10 years in the freight industry with a variety of other businesses. He received a Masters of Business Administration in transportation and logistics from Michigan State University and a Bachelor of Science in marketing and economics from Eastern Michigan University.

        Ronald L. Milewski joined us in 1990 and serves as Vice President, Finance and Corporate Controller. Prior to February 12, 2003, Mr. Milewski served as Senior Vice President and Chief Financial Officer. Previously, Mr. Milewski served as Group Controller at Johnson Controls from 1985 to 1990 and Assistant Controller for Hoover Universal from 1979 to 1985. Mr. Milewski holds a Bachelor of Business Administration in accounting from Eastern Michigan University and is a Certified Public Accountant, having started his career with Ernst & Young in 1974. He is a member of the American Institute of Certified Public Accountants, the American Moving and Storage Association and the ATA Technical Councils.

        Robert J. Rosing serves as President, Relocation Services. Mr. Rosing brings more than 20 years of experience to our company, joining us after our 2002 purchase of the relocation services business of CRS. After joining CRS in 1995, Mr. Rosing served as President of its Cooperative Mortgage Services and ProSource Properties subsidiaries and was also Senior Vice President of Operations for all of CRS's Cleveland-based relocation services. Prior to joining CRS, Mr. Rosing served as Executive Vice President and CFO for Holland Mortgage Corporation, where he managed all operations, finance, legal and human resource activities. Mr. Rosing earned a Bachelor of Science degree in Natural Sciences from Xavier University and a Masters degree in Business Administration—Finance from Cleveland State University.

        Joan E. Ryan serves as Senior Vice President and Chief Financial Officer. Prior to joining us in February 2003, Ms. Ryan served as Executive Vice President and Chief Financial Officer of Tellabs, Inc. and also as a Director of our company. Prior to joining Tellabs in February 2000, Ms. Ryan served, since 1998, with Alliant Foodservice, Inc. as Vice President, Corporate Controller and as Senior Vice President and Chief Financial Officer. Ms. Ryan served as Vice President of Finance and Chief Financial Officer of Ameritech Small Business Services from 1995 to 1998. Ms. Ryan began her career in 1978 with Price Waterhouse and Company and held various leadership and management positions at Baxter Healthcare Corporation, Kewaunee Scientific Corporation and the Nutrasweet Company. Ms. Ryan is a director of Federal Signal Corporation. Ms. Ryan holds a bachelor's degree in accounting from the University of Illinois, Champaign-Urbana and is a certified public accountant.

        Todd W. Schorr serves as Senior Vice President, Human Resources and joined us in June 2000. Mr. Schorr has over 18 years of broad functional experience and proven leadership in the Human resources area at Pepsi Co. and Cummins Inc. Prior to joining us, Mr. Schorr served from 1994 to 2000 at Cummins as Group Director of International Human Resources with functional responsibility for operations in India, China, the United Kingdom, Korea, Japan, Brazil, Mexico, and Australia. Mr. Schorr holds a Bachelor of Science degree from Indiana University, and a Masters degree with specialization in Labor Relations and Labor Law from Indiana University.

        Lawrence A. Writt serves as President, Insurance Services. Mr. Writt joined Allied Van Lines, one of our wholly owned subsidiaries, in 1979 and since 1991 has been President and Chief Executive Officer of TransGuard Insurance Company of America, Inc. and Vanguard Insurance Agency, Inc., both wholly owned subsidiaries of Allied Van Lines. Mr. Writt is also a director of both TransGuard and Vanguard. Mr. Writt has a Bachelor of Science in economics and accounting from St. Joseph's College.

Composition of the Board and its Committees

        The business and affairs of North American Van Lines are managed under the direction of its Board of Directors. Each of the directors of North American Van Lines is also a director of SIRVA (the holder of all of North American Van Lines' outstanding common stock). The Board is currently composed of eight directors, none of whom, with the exception of Mr. Kelley and Mr. Rogers, are officers of SIRVA or North American Van Lines. No director who is (1) an officer or employee of Clayton, Dubilier & Rice, Inc. at any time that Clayton, Dubilier & Rice, Inc. is providing consulting services to North American Van Lines or (2) an officer of North American Van Lines, is entitled to receive any compensation for his services as a director (although he may be reimbursed his reasonable expenses in connection with such service). Each director may hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.

        The North American Van Lines Board has established the following committees:

  Executive Committee

        The Executive Committee may, in the intervals between meetings of the Board, exercise the powers and authority of the Board in the management of the property, affairs and business of North American Van Lines. The Executive Committee currently consists of James W. Rogers (Chairman), Brian P. Kelley and Richard J. Schnall.

  Compensation Committee

        The Compensation Committee makes recommendations to the Board regarding salaries and any supplemental employee compensation of the executive officers and acts upon management's recommendations for salary and supplemental compensation for all other employees. The Compensation Committee also acts upon management's recommendations which require director action with respect to all employee pension and welfare benefit plans. The Compensation Committee currently consists of Kathleen J. Affeldt (Chairman), General Wesley K. Clark and James W. Rogers.

  Audit Committee

        The Audit Committee recommends to the Board the firm of independent certified public accountants to annually audit the books and records of North American Van Lines. The Audit Committee reviews and reports on the activities of the independent certified public accountants to the Board and reviews and advises the Board as to the adequacy of North American Van Lines' system of internal accounting controls. The Audit Committee currently consists of Carl T. Stocker (Chairman), Robert J. Dellinger, Kenneth E. Homa, Edward H. Orzetti and Richard J. Schnall.

  Nominating and Governance Committee

        The Nominating and Governance Committee assists the Board by identifying individuals qualified and suitable to be nominated as members of the Board and its committees. It also develops and recommends to the Board a set of corporate governance principles for the company. The Nominating and Governance Committee currently consists of General Wesley K. Clark (Chairman) and James W. Rogers.

  Other Committees

        The Board may form such other committees of the Board as it deems appropriate.

Compensation of Directors

        Members of the North American Van Lines Board and of the SIRVA Board who are not employees of North American Van Lines, SIRVA or Clayton, Dubilier & Rice, Inc. receive an annual retainer fee of $40,000. An additional annual fee of $10,000 is paid to the chairman of each committee who is not an employee of North American Van Lines, SIRVA or Clayton, Dubilier & Rice, Inc. Members of the SIRVA Board do not receive any additional compensation for their services in such capacity. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings.

        On June 13, 2002, the SIRVA Board of Directors approved the SIRVA, Inc. Directors Compensation Plan, under which members of the Board of Directors of SIRVA and NAVL who are not employees of SIRVA, NAVL or Clayton, Dubilier & Rice, Inc. would receive at least 50% of such director's compensation in common stock of SIRVA and the balance in cash, as elected by the director. The cash payment and the stock grant will be made quarterly in arrears. The chairman of each committee who is a director eligible to participate in the Directors Compensation Plan receives an additional annual fee of $10,000 in cash. The Directors Compensation Plan has a five-year term and 100,000 shares of SIRVA common stock will be available for issuance under the plan.

        The Directors Compensation Plan also permits an eligible director to elect to receive 50% or more of his or her total compensation in "deferred" shares and the balance in SIRVA shares, cash or both, if such director so elects prior to the beginning of the calendar year in which services are to be performed. These deferred shares represent SIRVA's contractual promise to deliver SIRVA shares when a participating director's service as a director has terminated.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table describes the compensation paid to (a) the current and former Chief Executive Officers for services rendered during the fiscal year ended December 31, 2002 and (b) the four other most highly compensated executive officers for services rendered during the fiscal year ended December 31, 2002 (collectively, the "Named Executives").

					Long Compensation Awards
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(3)	Securities Underlying Option (#)(4)	All Other Compensation ($)(5)
Brian P. Kelley(1) Director, President Chief Executive Officer	2002	$210,096	$234,726	$21,702	210,000	$12,965
James W. Rogers(2) Chairman of the Board, President and Chief Executive Officer	2002	—	—	—	—	—
Michael P. Fergus President, Moving Services	2002	$299,988	$146,244	$47,861	—	$10,420
Ralph A. Ford Senior Vice President, General Counsel and Secretary	2002	$238,500	$112,601	$37,741	—	$1,754
John M. Dupuy Senior Vice President, Operations and Business Development	2002	$225,000	$123,133	$40,847	40,000	$3,897
Lawrence A. Writt, President, Insurance Services	2002	$214,477	$159,062	$24,547	—	$624

(1)
Mr. Kelley became President and Chief Executive Officer on August 19, 2002.
(2)
Mr. Rogers served as President and Chief Executive Officer until Mr. Kelley joined our company on August 19, 2002. Mr. Rogers is a principal of Clayton, Dubilier & Rice, Inc., a limited partner of CD&R Associates Fund V Limited Partnership and of CD&R Associates Fund VI Limited Partnership and a stockholder and director of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc. Mr. Rogers received no compensation for his services as President and Chief Executive Officer. Mr. Rogers also serves as Chairman of the Board.
(3)
The company provides certain perquisites to the Named Executives (namely, a car allowance, health insurance premiums and, in certain cases, financial planning, a cellular phone allowance and travel and social club memberships), in each case in an amount less than the amount required to be individually disclosed. The amounts disclosed include amounts reimbursed to the Named Executives for the payment of income taxes due in connection with the receipt of such perquisites.
(4)
All options are held under the SIRVA, Inc. Stock Incentive Plan. See note (3) to "—Option Grants in the Fiscal Year Ended December 31, 2002".

(5)
Amounts in this column include (i) the payment by SIRVA of premiums on a split-dollar life insurance policy for Mr. Fergus ($750) and Mr. Writt ($306), (ii) imputed income on the value of the split-dollar life insurance policy calculated at year end for Mr. Fergus ($9,670) and Mr. Writt ($318) and (iii) the payment by SIRVA of relocation expenses for Mr. Kelley ($12,965), Mr. Dupuy ($3,897) and Mr. Ford ($1,754), taking into account the taxable nature of providing such a benefit.

Option Grants in the Fiscal Year Ended December 31, 2002

        The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2002 to the Named Executives.

% of Total Options Granted to Employees in the fiscal year ended December 31, 2002
Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Number of Securities Underlying Options Granted (1)(3)
			Exercise Price ($/share)	Expiration Date
					5%($)(2)	10%($)(2)
Brian P. Kelley	210,000	29.9%	$14.20	November 15, 2012	$4,857,365	$7,734,538
James W. Rogers	—	—	—	—	—	—
Michael P. Fergus	—	—	—	—	—	—
Ralph A. Ford	—	—	—	—	—	—
John M. Dupuy	40,000	5.7%	$14.20	February 15, 2012	$925,213	$1,473,247
Lawrence A. Writt	—	—	—	—	—	—

(1)
No SARs were granted during the fiscal year ended December 31, 2002.
(2)
Potential Realizable value is based on the assumed annual growth for each of the grants, shown over their ten-year option term. Actual gains, if any, on stock option exercises are dependent on the future value of the stock.
(3)
All options are granted under the SIRVA, Inc. Stock Incentive Plan, which is administered by the SIRVA Board. Under this plan the SIRVA Board may grant rights to purchase shares of SIRVA common stock and options to purchase shares of SIRVA common stock to executives, officers, other key employees, agents and consultants of SIRVA selected by the Board. The SIRVA Board may delegate the authority to administer the plan to a duly constituted committee of the SIRVA Board.

  A maximum of 3,000,000 shares may be issued under the plan. Of those shares, up to 1,000,000 shares of common stock are permitted to be sold to management and up to 2,000,000 options may be granted. The options allow participants to purchase shares of SIRVA common stock. Options granted under the plan that are canceled without having been exercised may be reissued under the plan. As of December 31, 2002, 589,922 shares and 1,315,974 options were outstanding under the plan.

  Shares: Under the stock incentive plan, participants may be offered the right to purchase shares of SIRVA common stock. The purchase price of the shares will equal the fair market value of SIRVA common stock on the date of the offer. If a participant chooses to purchase shares, such participant must agree not to sell or otherwise dispose of the shares purchased under the stock incentive plan, except in compliance with the Securities Act and the subscription agreement entered into between SIRVA and such participant. Under the subscription agreement, participants are not permitted to transfer shares purchased at any time before an underwritten public offering of SIRVA common stock led by at least one underwriter of nationally recognized standing except under limited circumstances. Fund V is the only stockholder that currently has the right to initiate a public offering by itself.

  In addition, any sale or other disposition must also be made in compliance with any applicable state and foreign securities laws. Further, if SIRVA files a registration statement under the Securities Act with respect to an underwritten public offering of the common stock, participants may not sell or distribute any shares of common stock to the public during the 20 days before and the 180 days after the effective date of the registration statement, other than as part of the public offering. The restrictions on transfer will not continue following a public offering of the common stock.

  Options: Under the stock incentive plan, two types of options may be granted: service options and performance options. Service options become vested and exercisable in equal annual installments on each of the first five anniversaries of the grant date. Performance options generally become vested and exercisable upon achievement of specified cumulative earnings targets, except that, to the extent not vested sooner, they become vested on the ninth anniversary of the grant date. In addition, the SIRVA Board may accelerate the exercisability of any option at any time and from time to time. All options granted expire after ten years from the grant date. In connection with offerings of common stock to participants under the plan that took place prior to December 31, 2001, SIRVA granted two options for each share of SIRVA common stock purchased: one service option and one performance option. In subsequent offerings, SIRVA has granted and, in future offerings expects to grant, two service options for each share of SIRVA common stock purchased. In such case, no performance options have been or will be granted.

  The exercise price of the options will equal the fair market value of SIRVA common stock at the date of the grant. Fair market value is determined by SIRVA's Board based on an independent appraisal using various financial methodologies. Grantees who choose to exercise their options must pay all applicable taxes, which are due upon exercise before shares may be granted. To exercise an option, a holder may pay the exercise price in full in cash or cash equivalents, including by personal check, at the time of exercise.

  The exercise price of any options exercised at any time following a public offering may be paid in full or in part in the form of shares of SIRVA common stock that have been owned by the holder for at least six months, based on the fair market value of such shares of common stock on the date of exercise.

  In the event of a participant's termination of service with SIRVA or any subsidiary by reason of death, disability or retirement at age 65, those options that have become vested and exercisable prior to the date of termination of service shall remain exercisable until the first to occur of: (1) the day that is six months after the date of termination of employment or (2) the expiration of the term of the option. Those options that have not become vested and exercisable prior to the date of termination of service by reason of death, disability or retirement at age 65 shall be canceled immediately upon such termination of service.

  In the event of the participant's termination of service with SIRVA or any subsidiary for cause, then all vested and unvested options held by a participant shall be forfeited and terminated immediately upon such termination of service.

  In the event a participant's service with SIRVA or any subsidiary is terminated for any other reason, such participant's vested and exercisable options shall remain exercisable solely until the first to occur of:

    •
    the 60th day after the earliest of the expiration of Fund V's right to purchase the options or receipt of written notice that Fund V does not intend to exercise its right to purchase the options (see repurchase provisions below) and

    •
    the expiration of the term of the options. Those options that have not become vested and exercisable prior to the date of termination of service shall be canceled immediately upon such termination of employment.

  Upon a "Change in Control" in SIRVA or North American Van Lines (as defined in the stock incentive plan), each vested and unvested service option, all vested performance options and a percentage of the unvested performance options will be canceled in exchange for a payment in cash of an amount equal to the excess, if any, of the price paid in the change in control transaction over the exercise price. All remaining unvested performance options will be canceled. Any payments made in such event will generally be paid within 30 days after the change in control and will be made in cash or in shares of capital stock of the acquirer, as determined by the SIRVA Board. Notwithstanding the foregoing, if the SIRVA Board determines before the change in control either that:

    •
    all outstanding options will be honored or assumed by the acquirer or

    •
    alternative options with equal or better terms will be made available, the outstanding options will not be canceled, their vesting and exercisability will not be accelerated, and there will be no payment in exchange for the options.

  To be approved by the Board, any alternative options offered must:

    •
    have substantially equivalent economic value to the outstanding options and

    •
    must have terms which provide, upon the involuntary termination of an optionee's employment within two years of the Change in Control, for either (a) unrestricted exercisability and transferability of the alternative options or (b) a payment in exchange for any alternative options that equals the difference between the exercise price of such alternative options and the fair market value of the stock subject to such alternative options at the time of the involuntary termination.

  Options cannot be transferred or assigned by a participant other than by will or by the laws of descent or to SIRVA or Fund V under their right to purchase options on termination of employment. In addition, options can be exercised only by a participant on a participant's estate after death.

  If the employment of a participant terminates for any reason before the first public offering, SIRVA and Fund V each have an option to repurchase all or any portion of any shares of SIRVA common stock or options to purchase shares of SIRVA common stock. SIRVA and Fund V are not obligated to purchase securities, except in limited circumstances.

  If service is terminated by SIRVA or any subsidiary (1) without cause; (2) by death, disability or retirement at age 65; or (3) by resignation of the participant, the repurchase price for the stock is its fair market value as determined in good faith by the SIRVA Board based on an independent appraisal using various financial methodologies. The purchase price for any options equals the excess, if any, of (1) the fair market value of the shares issuable upon exercise of the options purchased as of the date of termination over (2) the aggregate exercise price of the options.

  If service is terminated by SIRVA or any subsidiary with cause, the repurchase price for the stock is the lesser of the fair market value and the original purchase price. As discussed above, any options are immediately forfeited.

  Participants who have terminated their employment with SIRVA or any subsidiary are entitled to keep any shares that are not repurchased by SIRVA or Fund V.

  Participants have the right to require SIRVA to repurchase their shares if their employment terminates by reason of death, disability or requirement at age 65.

  For participants who acquired shares prior to July 1, 2000, the fair market value of any shares to be repurchased is determined as of the effective date of termination of employment. For participants who acquired shares on or after July 1, 2000, the fair market value of any shares to be repurchased is determined as of the later of (i) the effective date of termination of employment or (ii) six months and one day after the date of acquisition.

  All repurchase rights and obligations will expire automatically upon the consummation of a public offering and will not apply to shares offered or sold in connection with such an offering.

  SIRVA and Fund V are entitled to apply any portion of the purchase price of shares or options to discharge any indebtedness a participant may owe to SIRVA or to North American Van Lines or

  indebtedness that is guaranteed by North American Van Lines, including, without limitation, indebtedness incurred by such participant to purchase shares of common stock.

  Registration Rights: SIRVA and Fund V are parties to a registration and participation agreement, dated as of March 30, 1998, as amended. On November 19, 1999, SIRVA and Fund V amended the registration and participation agreement to add Exel as a party. This agreement permits holders of securities of SIRVA who collectively own at least 50% of SIRVA common stock to require SIRVA to register their securities and pay for such registration under certain conditions. Because Fund V holds more than 50% of SIRVA common stock, it is the only shareholder able to initiate the initial registration by itself.

  Furthermore, members of management generally do not have registration rights under the registration and participation agreement for shares of SIRVA common stock issued upon exercise of options if SIRVA has registered such shares under the Securities Act of 1933, as amended (the "Securities Act"). If SIRVA files a registration statement under the Securities Act with respect to a public offering of its common stock, members of management who have previously purchased SIRVA common stock are not permitted to effect any public sale or distribution of any shares of such stock during the 20 days before and the 180 days after the effective date of the registration statement (other than as part of the public offering).

Stock Option Grants and Values as of December 31, 2002

        The following table sets forth information regarding grants of options to purchase shares of SIRVA common stock and the value of such options as of December 31, 2002. Such options were granted to the Named Executives listed in the Summary Compensation Table in "Executive Compensation" pursuant to the SIRVA, Inc. Stock Incentive Plan described above.

AGGREGATED OPTION EXERCISES IN 2002
AND DECEMBER 31, 2002 OPTION VALUE

			Number of securities underlying unexercised options at fiscal year-end(#)	Value of unexercised in- the-money options at fiscal year-end ($)
Name	Shares acquired on exercise(#)	Value Realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Brian P. Kelley	—	—	0 shares/ 210,000 shares	$0/0
James W. Rogers	—	—	0 shares/ 0 shares	$0/0
Michael P. Fergus	—	—	45,816 shares/ 54,184 shares	$0/0
Ralph A. Ford	—	—	34,976 shares/ 35,024 shares	$0/0
John M. Dupuy	—	—	1,000 shares 44,000 shares	$0/0
Lawrence A. Writt	—	—	14,580 shares/ 16,400 shares	$0/0

Retirement Plans

        NAVL sponsors the SIRVA Employee Retirement Plan, a funded, non-contributory defined benefit pension plan covering eligible employees of North American Van Lines in the United States. NAVL also sponsors an excess benefit plan which is an unfunded, non-qualified plan that provides retirement benefits not otherwise provided under the retirement plan because of the benefit limitations imposed by Section 415 and 401(a)(17) of the Internal Revenue Code. The excess benefit plan ensures that an executive receives the total pension benefit to which he or she would otherwise be entitled, were it not for such Code limitations. Brian P. Kelley, Michael P. Fergus, Ralph A. Ford, John M. Dupuy and Lawrence A. Writt were the only Named Executives participating in these plans during fiscal year 2002. The pension plan and the excess benefit plan were frozen, effective date December 31, 2002.

        The retirement plan provides each eligible employee with retirement benefits based principally on years of service with SIRVA, compensation rates over that time and estimated primary Social Security benefits. The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age (65) under both the retirement plan and the excess benefit plan. These benefits are based on the final pay formula contained in the retirement plan that applies to all benefits and that accrue under both plans, which is discussed below.

PENSION PLAN TABLE

	Years of Service
Average Annual Compensation
	5	10	15	20	25
$ 200,000	$13,690	$27,379	$41,069	$54,758	$68,448
$ 225,000	$15,565	$31,129	$46,694	$62,258	$77,823
$ 250,000	$17,440	$34,879	$52,319	$69,758	$87,198
$ 275,000	$19,315	$38,629	$57,944	$77,258	$96,573
$ 300,000	$21,190	$42,379	$63,569	$84,758	$105,948
$ 400,000	$28,690	$57,379	$86,069	$114,758	$143,448
$ 600,000	$43,690	$87,379	$131,069	$174,758	$218,448
$ 800,000	$58,690	$117,379	$176,069	$234,758	$293,448
$1,000,000	$73,690	$147,379	$221,069	$294,758	$368,448
$1,200,000	$88,690	$177,379	$266,069	$354,758	$443,448

        Benefits available under the retirement plan and the excess benefit plan are subject to offset for Social Security benefits. Compensation taken into account under the plans is the average monthly compensation paid to a participant during the consecutive 60-month period over the most recent 120-month period that produces the highest average compensation. For this purpose, compensation includes the total of base salary and bonus.

        Benefits are payable in the form of straight life annuity or a joint and survivor annuity. As of December 31, 2002, Mr. Ford had accrued 3.5 years of credited service.

Employment Agreement with Brian P. Kelley

        Effective August 19, 2002, Brian P. Kelley became SIRVA's and North American Van Lines' President and Chief Executive Officer. Mr. Kelley will receive an annual base salary of $575,000 and participate in SIRVA's management bonus plan, with a target annual bonus opportunity up to 100% of his base salary. If Mr. Kelley's employment is terminated without cause, he will continue to receive his annual base salary and health benefits for one year (or, if earlier, until he obtains other employment). Upon such an involuntary termination within two years following a change of control, Mr. Kelley will instead receive a payment equal to twice his annual base salary, as well as a pro rated bonus for the year of termination (based on his target opportunity for such year).

        In connection with his employment, Mr. Kelley was afforded the opportunity to purchase 70,000 shares of SIRVA's common stock at $14.20 per share, the then current fair market value of the SIRVA common stock. In connection therewith, Mr. Kelley was also granted options to purchase 210,000 SIRVA common stock, which will generally vest over five years based on the passage of time and his continued employment.

Compensation Committee Interlocks and Insider Participation

        The Board established a Compensation Committee to review all compensation arrangements for executive officers of North American Van Lines. The individuals serving on the Compensation Committee during 2002 were James W. Rogers (Chairman through March), Kenneth E. Homa (Chairman beginning in March), Edmund M. Carpenter (through March), Kathleen J. Affeldt (beginning in August), Wesley K. Clark and Richard J. Schnall (beginning in March). Mr. Rogers, who served as President and Chief Executive Officer of SIRVA and North American Van Lines through August 18, 2002, is a principal of Clayton, Dubilier & Rice, Inc., a limited partner of CD&R Associates Fund V Limited Partnership and CD&R Associates Fund VI Limited Partnership and a stockholder and director of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc. Mr. Schnall is a principal of Clayton, Dubilier & Rice, Inc., a limited partner of CD&R Associates V Limited Partnership and CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc.

        Clayton, Dubilier & Rice, Inc. receives an annual fee for management and financial consulting services to North American Van Lines, including expenses. The consulting fees paid to Clayton, Dubilier & Rice, Inc. were $0.4 million for each of 1998 through 2000. Such consulting fees were increased to $1.0 million annually from January 1, 2001 and will be reviewed on an annual basis. We paid Clayton, Dubilier & Rice, Inc. an additional $0.375 million in consulting fees in each of 2001 and 2002 in connection with the services provided by Mr. Rogers as President and Chief Executive Officer of North American Van Lines through August 18, 2002. Mr. Rogers received no compensation for his services as President and Chief Executive Officer. SIRVA and North American Van Lines have also agreed to indemnify the members of the Boards to the full extent permitted by Delaware law, and to indemnify Clayton, Dubilier & Rice, Inc. and Fund V (together with any other investment vehicle managed by Clayton, Dubilier & Rice, Inc., including Fund VI, their respective directors, officers, partners, employees, agents and controlling persons) against certain liabilities incurred under the federal securities laws and other laws regulating the business of North American Van Lines and certain other claims and liabilities with respect to their services for SIRVA and North American Van Lines.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

        The following table sets forth information, as of the fiscal year ended December 31, 2002, concerning compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,000,000	$13.68	—
Equity compensation plans not approved by security holders(1)	315,974	$14.20	684,026
Total	1,315,974	$13.80	684,026

(1)
The material terms of the SIRVA, Inc. Stock Incentive Plan, under which the SIRVA Board may grant rights to purchase shares of SIRVA common stock and options to purchase shares of SIRVA common stock to executives, officers, other key employees, and agents and consultants of SIRVA selected by the Board, are described in note (3) to "Executive Compensation—Option Grants in the Fiscal Year Ended December 31, 2002".

Ownership of Capital Stock

        SIRVA owns all of the outstanding capital stock of North American Van Lines. The outstanding capital stock of SIRVA is beneficially owned as set forth in the following table, which includes information as of December 31, 2002 as to:

  (1)
  each person known to North American Van Lines to own five percent or more of the common stock of SIRVA;

  (2)
  each director of North American Van Lines;

  (3)
  each executive officer of North American Van Lines listed in the Summary Compensation Table under "Executive Compensation"; and

  (4)
  all directors and executive officers of North American Van Lines as a group.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Shares
Clayton, Dubilier & Rice Fund V Limited Partnership(2)	10,164,590	56.9%
1403 Foulk Road, Suite 106 Wilmington, Delaware 19803
Clayton, Dubilier & Rice Fund VI Limited Partnership(3)	4,225,370	23.7%
1403 Foulk Road, Suite 106 Wilmington, Delaware 19803
NFC International Holdings (Netherlands II) BV(4)	3,187,790	17.0%
c/o Exel plc Ocean House The Ring Bracknell Berkshire RG12 1AW England
Name of Executive Officer or Director
Brian P. Kelley	70,000	*
James W. Rogers	141,570	*
John M. Dupuy(5)	21,000	*
Michael P. Fergus(6)	85,816	*
Ralph A. Ford(7)	72,016	*
Douglas V. Gathany	22,470	*
Gregory S. Maiers	13,500	*
Ronald L. Milewski(8)	76,286	*
Robert J. Rosing	20,000	*
Joan E. Ryan	93	*
Todd W. Schorr(9)	16,000	*
Lawrence A. Writt(10)	27,570	*
Kathleen J. Affeldt	15	*
Wesley K. Clark	704	*
Robert J. Dellinger	—
Kenneth E. Homa	25,046	*
Edward H. Orzetti	—
Richard J. Schnall	—
Carl T. Stocker	704	*
All directors and executive officers as a group (19 persons)(11)	592,790	3.3%

*
Less than 1%

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a person is deemed a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire beneficial ownership of within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

(2)
CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Fund V and has the power to direct Fund V as to the voting and disposition of shares held by Fund V. CD&R Investment Associates II, Inc., a Cayman Island exempted company, is the managing general partner of Associates V and has the power to direct Associates V as to its direction of Fund V's voting and disposition of the shares held by Fund V. No person controls the voting and disposition of CD&R Investment Associates II, Inc. with respect to the shares owned by Fund V. Each of CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. expressly disclaims beneficial ownership of the shares owned by Fund V. The business address for each of Fund V, CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(3)
CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Fund VI and has the power to direct Fund VI as to the voting and disposition of shares held by Fund VI. CD&R Investment Associates VI, Inc., a Cayman Island exempted company, is the general partner of CD&R Associates VI Limited Partnership and has the power to direct CD&R Associates VI Limited Partnership as to its direction of Fund VI's voting and disposition of the shares held by Fund VI. No person controls the voting and disposition of CD&R Investment Associates VI, Inc. with respect to the shares owned by Fund VI. Each of CD&R Associates VI Limited Partnerships and CD&R Investment Associates VI, Inc. expressly disclaims beneficial ownership of the shares owned by Fund VI. The business address for each of Fund VI, CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(4)
Includes 874,800 shares issuable to NFC International Holdings (Netherlands II) upon exercise of the warrant received by Exel as part of the consideration for the sale of the Allied business.

(5)
Includes 1,000 shares issuable to Mr. Dupuy upon exercise of options exercisable within 60 days.

(6)
Includes 45,816 shares issuable to Mr. Fergus upon exercise of options exercisable within 60 days.

(7)
Includes 34,976 shares issuable to Mr. Ford upon exercise of options exercisable within 60 days.

(8)
Includes 46,286 shares issuable to Mr. Milewski upon exercise of options exercisable within 60 days.

(9)
Includes 1,000 shares issuable to Mr. Schorr upon exercise of options exercisable within 60 days.

(10)
Includes 14,580 shares issuable to Mr. Writt upon exercise of options exercisable within 60 days.

(11)
Includes approximately 143,658 shares issuable upon exercise of options exercisable within 60 days.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Each of Fund V and Fund VI is a private investment fund managed by Clayton, Dubilier & Rice, Inc. Amounts contributed to Fund V or to Fund VI by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by Clayton, Dubilier & Rice, Inc., can be expected to generate returns on investments comparable to returns historically achieved in leveraged acquisition transactions.

        The general partner of Fund V is CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"). Associates V has three general partners. The managing general partner of Associates V is CD&R Investment Associates II, Inc., a Cayman Islands exempted company ("Investment Associates II"). The other general partners of Associates V are CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company ("Associates Cayman Inc."), and CD&R Investment Associates, Inc., a Delaware corporation ("Associates Inc."). Under the partnership agreement of Associates V, all management authority (other than with respect to the amendment of the partnership agreement) is vested in Investment Associates II. The general partner of Fund VI is CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership ("Associates VI"). Associates VI has a general partner, CD&R Investment Associates VI, Inc., a Cayman Islands exempted company ("Investment Associates VI"). An organization chart showing the ownership structure of SIRVA, on an undiluted basis, and NAVL is set forth below:

        Each of James Rogers and Richard Schnall, who are principals of Clayton, Dubilier & Rice, Inc., and limited partners of Associates V and Associates VI and stockholders and directors of Investment Associates II and Investment Associates VI, is a director of North American Van Lines.

        Clayton, Dubilier & Rice, Inc. is a private investment firm that is organized as a Delaware corporation. Clayton, Dubilier & Rice, Inc. is the manager of a series of investment funds, including Fund V and Fund VI, formed to invest in equity or equity-related securities. Clayton, Dubilier & Rice, Inc. generally assists in structuring, arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, Clayton, Dubilier & Rice, Inc. generally provides management and financial consulting services to the companies in which its investment funds have invested during the period of such funds' investment. Such services include helping such companies to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of such companies.

        SIRVA, North American Van Lines and Clayton, Dubilier & Rice, Inc. are parties to an Amended and Restated Consulting Agreement, dated as of January 1, 2001, pursuant to which Clayton, Dubilier & Rice, Inc. provides financial advisory and management consulting services to SIRVA and North American Van Lines. Clayton, Dubilier & Rice, Inc. is paid a management fee of $1.0 million annually, which is reviewed on an annual basis. For each of the years ended December 31, 2002 and 2001, Clayton, Dubilier & Rice, Inc. was paid an additional $0.375 million in connection with the services provided by Mr. Rogers, a principal of Clayton, Dubilier & Rice, Inc., as President and Chief Executive Officer of SIRVA and North American Van Lines from his election in April 2001 until Brian Kelley was named President and Chief Executive Officer in August 2002. Mr. Rogers received no compensation for his services as President and Chief Executive Officer.

        SIRVA and North American Van Lines have also entered into an Indemnification Agreement, dated as of March 30, 1998, in favor of Clayton, Dubilier & Rice, Inc. and Fund V (together with any other investment vehicle managed by Clayton, Dubilier & Rice, Inc., including Fund VI, their respective directors, officers, partners, employees, agents and controlling persons, the "Indemnitees"), pursuant to which SIRVA and North American Van Lines have agreed, subject to certain exceptions, to indemnify and hold harmless the members of the boards of directors of SIRVA and North American Van Lines to the full extent permitted by Delaware law, and to indemnify the Indemnitees from and against any suits, claims, damages or expenses that may be made against or incurred by them under applicable securities laws in connection with offerings of securities of North American Van Lines, liabilities to third parties arising out of any action or failure to act by North American Van Lines, and, except in the case of gross negligence or intentional misconduct, the provision by Clayton, Dubilier & Rice, Inc. of management, consulting and financial advisory services.

        North American Van Lines has guaranteed loans made by a third-party lender in an aggregate principal amount of $0.8 million as of December 31, 2002, to twelve members of management, including certain of our executive officers, in connection with their investment in SIRVA. We would become liable for such amounts in the event that a member of management would fail to pay the principal and interest, when due. These loans mature in May 2004 and bear interest at the prime rate plus 1.0%. The loans were made prior to the passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us from making loans to or guaranteeing loans of executive officers.

        An affiliate of Exel, NFC International Holdings (Netherlands II) BV, holds a Common Stock Purchase Warrant issued by SIRVA in connection with the Allied Acquisition. The warrant entitles the holder to purchase 874,800 shares of common stock of SIRVA, par value $0.01 per share, at an exercise price of $40.00 per share. The term of the warrant is five years and it contains customary anti-dilution protections. In addition, the warrant and any shares issued upon its exercise are subject to certain transfer restrictions, including rights of first refusal and drag-along rights in our favor and in favor of Fund V and hold-back covenants.

        An affiliate of Exel also holds 24,500 shares of junior preferred stock of SIRVA, which shares have an initial liquidation preference of $24.5 million. The dividend rate on this junior preferred stock is 12.4% compounded quarterly, although the payment of dividends is subject to the discretion of the Board of Directors of SIRVA and the ability of SIRVA to pay dividends is subject to our various debt agreements, including the indenture and the senior credit facility. In limited circumstances, the junior preferred stock is exchangeable at the option of SIRVA for subordinated exchange debentures of SIRVA. Subject to the terms of our debt agreements, including the indenture and the senior credit facility agreements, the junior preferred stock is required to be redeemed on the eleventh anniversary of its issue date, or upon the occurrence of certain other events. In addition, SIRVA has a right, subject to the terms of its debt agreements, to redeem the junior preferred stock at any time after the first anniversary of its issue date.

        SIRVA and Exel are parties to a letter agreement which gives Exel the right, so long as it or any of its affiliates holds ten percent of the outstanding shares of SIRVA, to nominate one director to the board of directors of SIRVA and North American Van Lines. The remaining members of the boards are appointed by Fund V. The letter agreement also imposes certain restrictions on the transfer of the 1,749,610 shares of common stock of SIRVA held by NFC International Holdings (Netherlands II), such as rights of first refusal, drag-along rights and hold-back covenants.

        SIRVA and Fund V are parties to a Registration and Participation Agreement, dated as of March 30, 1998, as amended, which permits holders of securities of SIRVA to require SIRVA to register their securities and pay for such registration under certain conditions. In connection with the Allied Acquisition, this agreement was amended to include Exel as a party and to accord Exel the right, so long as it or its affiliate owns 1,156,500 shares of common stock of SIRVA, to demand that SIRVA register its securities. In addition, the amendment allows Exel or such affiliate to participate in the demand rights exercised by other holders of SIRVA securities and if Fund V or any other investment vehicle managed by Clayton, Dubilier & Rice, Inc., including Fund VI, subscribes for additional shares of SIRVA, to buy a pro rata portion of such shares.

        SIRVA and Fund V are parties to a Stock Subscription Agreement, dated as of March 30, 1998, which sets forth the terms and conditions of the purchase by Fund V of 6,150,500 shares of common stock of SIRVA. Pursuant to such agreement, Fund V is entitled to consult with SIRVA with respect to the operation of SIRVA or any of its subsidiaries at any time, to have observers attend meetings of the board of directors of SIRVA and certain of its subsidiaries and to receive all quarterly and annual financial reports and budgets, as well as other documents, of SIRVA. In addition, the Stock Subscription Agreement imposes certain restrictions on the transfer of the shares of common stock of SIRVA owned by Fund V.

        On December 1, 1999, pursuant to two Stock Subscription Agreements, each dated as of November 19, 1999, Fund V and Exel purchased 2,253,520 and 563,380 shares of common stock of SIRVA, respectively. These Stock Subscription Agreements impose certain restrictions on the transfer of the shares of common stock purchased under these agreements and provide that the purchasers of such stock are entitled to the rights and subject to the obligations created under the Registration and Participation Agreement described above. The proceeds of this stock subscription were used to repay a $40.0 million interim loan incurred by SIRVA in connection with the Allied Acquisition. As a result of this stock subscription, accredited investors who were stockholders of SIRVA at the time of such subscription, including members of management, were entitled to buy, on a pro rata basis, additional shares of common stock from SIRVA. The total number of shares purchased by these accredited investors was 65,620.

        In connection with the Allied Acquisition, in December 1999, SIRVA offered and sold to certain members of North American Van Lines' management shares of its common stock and granted options to purchase such shares, pursuant to the SIRVA Stock Incentive Plan. Several additional management offerings were made in 2000, 2001 and 2002. As of December 31, 2002, 104 members of management owned 589,922 shares of such stock and/or had been granted options to purchase 1,315,974 additional shares of such stock pursuant to these management stock offerings. See note (3) to "Executive Compensation—Option Grants in the Fiscal Year Ended December 31, 2002."

        On August 25, 2000, our parent, SIRVA, and certain of its subsidiaries, including North American Van Lines, contributed certain assets to Moveline, then a newly incorporated corporation, in exchange for non-voting convertible preferred stock representing approximately 30% of the initially fully diluted capital stock of Moveline. Fund V invested additional funds for approximately 50% of the initial fully diluted capital stock of Moveline. The remaining 20% of Moveline's capital stock was reserved for issuance to Moveline management and third party business partners.

        On December 31, 2001, we completed a stock-for-stock merger with Moveline, under an agreement and plan of merger, dated as of November 9, 2001, pursuant to which Moveline merged with one of our wholly owned subsidiaries, with such subsidiary as the surviving corporation. Under the terms of the merger agreement, Moveline's stockholders received a fraction of a share of the common stock of our parent, SIRVA, for each Moveline share acquired in the merger. Immediately following the merger, we contributed the surviving subsidiary to Allied Van Lines, Inc., another of our wholly owned subsidiaries. Allied Van Lines subsequently merged with that subsidiary with Allied Van Lines as the surviving corporation. In connection with the stock-for stock-merger, Fund V acquired 1,760,570 additional shares of SIRVA. Prior to the merger, Moveline had developed and marketed a proprietary information technology-based customer care solution that builds upon the moving industry's historical van-line business model.

        Fund VI and SIRVA are parties to a Stock Subscription Agreement, dated April 12, 2002. Pursuant to such agreement, Fund VI is entitled to consult with SIRVA with respect to the operations of SIRVA or any of its subsidiaries at any time, to have observers attend meetings of the board of directors of SIRVA and certain of its subsidiaries and to receive all quarterly and annual financial reports and budgets, as well as other documents, of SIRVA. In addition, the Stock Subscription Agreement imposes certain restrictions on the transfer of the shares of common stock of SIRVA owned by Fund VI.

        Pursuant to the Stock Subscription Agreement, Fund VI purchased 1,408,460 shares of SIRVA common stock on April 12, 2002. The proceeds of this stock subscription were used to fund a portion of the purchase price for North American Van Lines' purchase of the business of NAIT, a leading provider of insurance services to independent contract truck drivers. On May 3, 2002, Fund VI purchased an additional 2,816,910 shares of SIRVA common stock. The proceeds of this stock subscription were used to fund a portion of North American Van Lines' purchase of the CRS business that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services.

        On June 4, 2002, in connection with these investments made by Fund VI on April 12 and May 3, 2002, accredited investors who held shares of SIRVA common stock, including members of management, were offered the opportunity to purchase, on a pro rata basis, additional shares of SIRVA common stock. The total number of shares purchased by these accredited investors was 77,480.

        On July 1, 2002, we entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. Covansys Corporation is a related party, as approximately 24% of its outstanding common stock is owned by Fund VI. As of December 31, 2002, the remaining purchase commitment was $176.4 million.

        Our subsidiary, TransGuard, is party to several intercompany agreements with Vanguard Insurance Agency, Inc., Allied Van Lines, ClaimGuard, Inc. and TransGuard General Agency, Inc., governing various matters such as the terms and conditions of the solicitation of accounts by Vanguard on behalf of TransGuard and the payment by Allied Van Lines of certain of TransGuard's operating expenses. Consistent with Illinois law governing the insurance industry and with the exception of the payment by TransGuard to Vanguard on a commission basis, all payments made pursuant to these intercompany agreements are made on a cost-reimbursement basis, with payment amounts ranging from $0.05 million to $2.7 million per year.

        Exel and its affiliates provide certain vehicle and real property services to us. In addition, there are a number of properties in the United Kingdom which are used both for operations of the moving services businesses we acquired and also for operations of other businesses of Exel which Exel retained. Certain subsidiaries of Exel lease or sublease, as the case may be, portions of those facilities which we acquired in connection with the Allied Acquisition. Similarly, in the case of the shared sites which we acquired in connection with the Allied Acquisition, Pickfords Limited leases or subleases, as the case may be, to certain Exel entities portions of those facilities for their use. The terms of these leasing and subleasing arrangements range from less than one year to up to fifteen years and are generally at market rents and conditions.

ITEM 14. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of management, our chief executive officer, chief financial officer and former chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the chief executive officer, chief financial officer and former chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a.
  Financial statements, financial statement schedule and exhibits filed as part of this report

  1.
  The following financial statements, together with the Report of Independent Accountants and Notes to Consolidated Financial Statements, are filed as part of this report:

  (a)
  Consolidated Balance Sheets at December 31, 2002 and 2001

  (b)
  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

  (c)
  Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2002, 2001 and 2000

  (d)
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

  2.
  Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000, is filed as part of this report. All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

  b.
  Reports on Form 8-K

    Report on Form 8-K filed November 13, 2002 reporting certifications pursuant to 18 United States Code, Section 1350.

  c.
  Exhibits

Exhibit Number	Description of Document	Method of Filing

3.1	Restated Certificate of Incorporation of North American Van Lines, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed February 4, 2000.
3.2	Amended and Restated By-Laws of North American Van Lines, Inc.	Previously filed as Exhibit 3.2 to Form S-4, filed February 4, 2000.

Exhibit Number	Description of Document	Method of Filing
4.1	Indenture, dated as of November 19, 1999, among North American Van Lines, State Street Bank and Trust Company and the subsidiary guarantors party thereto	Previously filed as Exhibit 4.1 to Form S-4, filed February 4, 2000.
4.2	Registration Rights Agreement, dated November 19, 1999, among North American Van Lines, Inc., Banc of America Securities LLC, Chase Securities Inc. and the subsidiary guarantors party thereto	Previously filed as Exhibit 4.2 to Form S-4, filed February 4, 2000.
4.3	Form of 13 3/8 Senior Subordinated Note due 2009 (included in Exhibit 4.1)	Previously filed as Exhibit 4.3 to Form S-4, filed February 4, 2000.
10.1
	Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent	Previously filed as Exhibit 10.3 to Form S-4, filed February 4, 2000.
10.2
	Guaranty and Collateral Agreement, dated as of November 19, 1999, made by NA Holding Corporation, North American Van Lines, Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as collateral agent and administrative agent	Previously filed as Exhibit 10.4 to Form S-4, filed February 4, 2000.
10.3	Common Stock Purchase Warrant No. 1, dated as of November 19, 1999, for 87,480 shares of NA Holding Common Stock, issued in the name of NFC International Holdings (Netherlands II) BV	Previously filed as Exhibit 10.5 to Form S-4, filed February 4, 2000.
10.4
	Indemnification Agreement, dated as of March 30, 1998, among NA Holding Corporation, NA Acquisition Corporation, North American Van Lines, Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.6 to Form S-4, filed February 4, 2000.

10.5	Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.8 to Form S-4, filed February 4, 2000.
10.6
	Amendment No. 1, dated as of November 19, 1999, to the Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.9 to Form S-4, filed February 4, 2000.
10.7
	Letter Agreement, dated as of November 19, 1999, among NA Holding Corporation, Clayton, Dubilier & Rice Fund V Limited Partnership and NFC plc with respect to rights and obligations of NFC by virtue of its acquisition of 174,961 shares of common stock, par value $0.01 per share, of NA Holding Corporation	Previously filed as Exhibit 10.10 to Form S-4, filed February 4, 2000.
10.8	Stock Subscription Agreement, dated as of November 19, 1999, between the NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.11 to Form S-4, filed February 4, 2000.
10.9	Stock Subscription Agreement, dated as of November 19, 1999, between NA Holding Corporation and NFC plc	Previously filed as Exhibit 10.12 to Form S-4, filed February 4, 2000.
10.10	Form of Management Stock Subscription Agreement for SIRVA, Inc. (formerly Allied Worldwide, Inc.)	Previously filed as Exhibit 10.13 to Form S-4, filed February 4, 2000.
10.11	Form of Management Stock Option Agreement for SIRVA, Inc. (formerly Allied Worldwide, Inc.)	Previously filed as Exhibit 10.14 to Form S-4, filed February 4, 2000.
10.12	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among SIRVA Inc. (formerly Allied Worldwide, Inc.) and North American Van Lines, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.17 to Amendment No. 1 to Form S-4, filed April 4, 2002.

10.13
	Second Amendment, dated as of August 11, 2000, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent.	Previously filed as Exhibit 10.18 to Amendment No. 1 to Form S-4, filed April 4, 2002.
10.14
	Third Amendment and Waiver, dated as of December 21, 2001, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent.	Previously filed as Exhibit 10.19 to Amendment No. 1 to Form S-4, filed April 4, 2002.
10.15
	Fourth Amendment, dated as of March 19, 2002, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent.	Previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-4, filed May 22, 2002.

10.16
	Fifth Amendment, dated as of April 30, 2002, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent.	Previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-4, filed May 22, 2002.
10.17	Stock Subscription Agreement, dated as of April 12, 2002, between SIRVA, Inc., formerly known as Allied Worldwide, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership	Previously filed as Exhibit 10.22 to Amendment No. 2 to Form S-4, filed May 22, 2002.
10.18	SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.23 to Amendment No. 4 to Form S-4, filed June 18, 2002.
10.19	Form of Directors Award Agreement under the SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.24 to Amendment No. 4 to Form S-4, filed June 18, 2002.
10.20	Employment Agreement, dated July 8, 2002, between SIRVA, Inc. and Brian P. Kelley.	Previously filed as Exhibit 10.1 to Form 10-Q, filed November 12, 2002.
10.21
	Agreement for Outsourcing Services, dated as of July 1, 2002, by and among North American Van Lines, Inc. and Covansys Corporation and Affiliated Computer Services, Inc. (Portions marked "[**]" are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)	Previously filed as Exhibit 10.2 to Form 10-Q, filed November 12, 2002.
12.1	Calculation of Ratios	Filed herewith.

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN VAN LINES, INC.
By:	/s/ BRIAN P. KELLEY Brian P. Kelley President and Chief Executive Officer March 19, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN P. KELLEY Brian P. Kelley	Director, President and Chief Executive Officer (principal executive officer)	March 19, 2003
/s/ JOAN E. RYAN Joan E. Ryan	Senior Vice President and Chief Financial Officer (principal accounting officer)	March 19, 2003
/s/ JAMES W. ROGERS James W. Rogers	Director and Chairman of the Board	March 19, 2003
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 19, 2003
/s/ WESLEY K. CLARK Wesley K. Clark	Director	March 19, 2003
/s/ ROBERT J. DELLINGER Robert J. Dellinger	Director	March 19, 2003
/s/ KENNETH E. HOMA Kenneth E. Homa	Director	March 19, 2003
/s/ EDWARD H. ORZETTI Edward H. Orzetti	Director	March 19, 2003
/s/ RICHARD J. SCHNALL Richard J. Schnall	Director	March 19, 2003
/s/ CARL T. STOCKER Carl T. Stocker	Director	March 19, 2003

CERTIFICATION

        I, Brian P. Kelley, certify that:

        1.    I have reviewed this annual report on Form 10-K of North American Van Lines, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 19, 2003

/s/ BRIAN P. KELLEY Brian P. Kelley Chief Executive Officer

CERTIFICATION

        I, Joan E. Ryan, certify that:

        1.    I have reviewed this annual report on Form 10-K of North American Van Lines, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 19, 2003

/s/ JOAN E. RYAN Joan E. Ryan Chief Financial Officer

CERTIFICATION

        I, Ronald L. Milewski, certify that:

        1.    I have reviewed this annual report on Form 10-K of North American Van Lines, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 19, 2003

/s/ RONALD L. MILEWSKI Ronald L. Milewski Vice President, Finance and Corporate Controller (Chief Financial Officer prior to February 12, 2003)

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

        The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE None
TABLE OF CONTENTS
PART II
Report of Independent Accountants
NORTH AMERICAN VAN LINES, INC. Consolidated Balance Sheets At December 31, 2002 and 2001 (Dollars in thousands)
NORTH AMERICAN VAN LINES, INC. Consolidated Balance Sheets At December 31, 2002 and 2001 (Dollars in thousands except share data)
NORTH AMERICAN VAN LINES, INC. Consolidated Statements of Operations For the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
NORTH AMERICAN VAN LINES, INC. Consolidated Statements of Changes in Stockholder's Equity For the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
NORTH AMERICAN VAN LINES, INC. Consolidated Statements of Cash Flows For the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
NORTH AMERICAN VAN LINES, INC. Notes to Consolidated Financial Statements At December 31, 2002 and 2001 (Dollars in thousands)
SCHEDULE II NORTH AMERICAN VAN LINES, INC. VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2002 and 2001 and 2000 (Dollars in thousands)
PART III
AGGREGATED OPTION EXERCISES IN 2002 AND DECEMBER 31, 2002 OPTION VALUE
PENSION PLAN TABLE
PART IV
CERTIFICATION
CERTIFICATION
CERTIFICATION