Form 10-Q
period 2003-03-31
NORTH AMERICAN VAN LINES INC /DE
filed 2003-05-09
CIK 1103280

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        When we refer to "North American Van Lines", "NAVL", "our company", "our", "we" or "us", we are referring to North American Van Lines, Inc., a Delaware corporation, together with its subsidiaries and their predecessors, except where the context otherwise requires. When we refer to "SIRVA," we are referring to our parent, SIRVA, Inc., a Delaware corporation, formerly known as Allied Worldwide, Inc.

PART I.

ITEM 1.    FINANCIAL STATEMENTS

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Balance Sheets

At March 31, 2003 and December 31, 2002

(Dollars in thousands except share data)
(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$49,168	$42,266
Accounts and notes receivable, net of allowance for doubtful accounts of $25,015 and $24,920, respectively	286,131	305,191
Other current assets	47,354	61,681
Deferred and recoverable income taxes	38,092	37,641

Total current assets	420,745	446,779

Property and equipment, net	165,565	170,489
Goodwill and intangible assets, net	539,314	541,071
Receivable from SIRVA, Inc.	30,441	28,879
Other assets	120,424	113,576

Total long-term assets	855,744	854,015

Total assets	$1,276,489	$1,300,794

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$22,457	$22,412
Current portion of capital lease obligations	3,543	4,849
Short-term debt	906	1,074
Accounts and mortgages payable	113,960	119,629
Other current liabilities	279,862	293,922
Accrued income taxes	5,074	5,996

Total current liabilities	425,802	447,882

Long-term debt	501,827	501,132
Capital lease obligations	12,714	14,122
Due to SIRVA, Inc.	17,891	17,891
Other liabilities	65,369	65,964
Deferred income taxes	35,261	32,979

Total long-term liabilities	633,062	632,088

Total liabilities	1,058,864	1,079,970

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Additional paid-in-capital	271,987	271,987
Accumulated other comprehensive loss	(32,532)	(29,111)
Accumulated deficit	(21,830)	(22,052)

Total stockholder's equity	217,625	220,824

Total liabilities and stockholder's equity	$1,276,489	$1,300,794

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Operations

For the three months ended March 31, 2003 and 2002

(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Operating revenues	$470,986	$429,654
Operating expenses:
Purchased transportation expense	255,912	254,902
Other direct expense	109,883	83,782

Total direct expenses	365,795	338,684
Gross margin	105,191	90,970
Insurance and claims	12,223	10,827
Other indirect expense	2,119	2,552

Total indirect expenses	14,342	13,379
General and administrative expense	76,979	72,098
Intangibles amortization	1,320	—
Restructuring credit	—	(731)

Income from operations	12,550	6,224
Non-operating income (expense)	(22)	365

Income before interest and taxes	12,528	6,589
Interest expense	12,503	12,576

Income (loss) before income taxes	25	(5,987)
Income tax benefit	(197)	(2,680)

Net income (loss)	$222	$(3,307)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statement of Changes in Stockholder's Equity

For the three months ended March 31, 2003

(Dollars in thousands)
(Unaudited)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in- capital
Balance at December 31, 2002	$220,824	$(22,052)	$(29,111)	$—	$271,987
Comprehensive income (loss):
Net income	222	222
Unrealized hedging loss, net of tax benefit of $(821)	(1,610)		(1,610)
Net change in unrealized holding gain on available-for-sale securities, net of tax of $109	8		8
Minimum pension liability, net of tax of $2,232	(2,232)		(2,232)
Foreign currency translation adjustment, net of tax of $355	413		413

Total comprehensive loss	(3,199)

Balance at March 31, 2003	$217,625	$(21,830)	$(32,532)	$—	$271,987

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2003 and 2002

(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income (loss)	$222	$(3,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,902	7,780
Amortization	3,048	1,457
Provision for losses on accounts and notes receivable	574	2,055
Deferred income taxes	2,235	(3,452)
Loss on sale of assets, net	382	141
Change in operating assets and liabilities:
Accounts and notes receivable	18,381	39,227
Other current assets	8,886	(7,509)
Accounts and mortgages payable	(6,139)	(7,338)
Other current liabilities	(18,858)	(20,607)
Accrued income taxes	(944)	929
Other long-term assets and liabilities	(3,902)	6,682

Net cash provided by operating activities	13,787	16,058

Cash flows from investing activities:
Additions of property and equipment	(3,908)	(8,585)
Proceeds from sale of property and equipment	215	233
Purchases of investments	(21,738)	(20,114)
Proceeds from maturity or sale of investments	16,627	27,301
Other investing activities	(995)	(333)

Net cash used for investing activities	(9,799)	(1,498)

Cash flows from financing activities:
Borrowings on short-term debt and revolving credit facility, net	5,769	11,235
Change in balance of outstanding checks	4,112	(9,585)
Principal payments on long-term debt	(5,603)	(21,968)
Principal payments on capital lease obligations	(2,571)	(914)
Other financing activities	159	403

Net cash provided by (used for) financing activities	1,866	(20,829)
Effect of translation adjustments on cash	1,048	(204)

Net increase (decrease) in cash and cash equivalents	6,902	(6,473)
Cash and cash equivalents at beginning of period	42,266	32,119

Cash and cash equivalents at end of period	$49,168	$25,646

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(Dollars in thousands)
(Unaudited)

(1)  Basis of Presentation

        This report covers North American Van Lines, Inc. and its subsidiaries (the "Company").

        The accompanying unaudited condensed consolidated financial statements should be read together with the Company's audited consolidated financial statements for the year ended December 31, 2002. Certain information and footnote disclosures normally included in the aforementioned financial statements prepared in accordance with generally accepted accounting principles are condensed or omitted. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The Company has adopted only the disclosure requirements of SFAS 148.

        Had our parent elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income (loss) would have changed as follows:

	March 31, 2003	March 31, 2002
Net income (loss) as reported	$222	$(3,307)
Pro forma compensation cost under fair value method	(104)	(71)

Adjusted net income (loss)	$118	$(3,378)

        Certain reclassifications have been made to the condensed consolidated financial statements for the prior periods presented to conform with the March 31, 2003 presentation.

(2)  Income Taxes

        The Company's estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S. and countries where the Company has permanently reinvested earnings and (2) tax incentive programs which the Company has qualified for under the laws of certain jurisdictions.

(3)  Cash and Cash Equivalents

        Cash and cash equivalents included $27,095 and $22,069 at March 31, 2003 and December 31, 2002, respectively, primarily relating to the Company's wholly owned insurance subsidiaries that require regulatory agency approval prior to being used for non-insurance related purposes.

(4)  Long-term Debt

        Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002
Revolving credit facility	$33,000	$27,000
Note payable—Tranche A	115,013	120,000
Note payable—Tranche B	209,346	209,887
Senior Subordinated Notes	150,000	150,000
Other	16,925	16,657

Total debt	524,284	523,544
Less current maturities	22,457	22,412

Total long-term debt	$501,827	$501,132

(5)  Commitments and Contingencies

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

        The Company and certain subsidiaries are defendants in numerous lawsuits relating principally to motor carrier operations. In the opinion of management, after consulting with its legal counsel, the amount of the Company's ultimate liability resulting from these matters will not materially affect the Company's financial position, results of operations or liquidity, although such liability may be material to any given quarter.

  (b) Environmental Matters

        The Company has been named as a potentially responsible party ("PRP") in two environmental cleanup proceedings by federal or state authorities. The suits are brought under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or other federal or state statutes. Based on all known information, it is estimated that the settlement cost of each PRP site would not be materially or significantly larger than the reserves established for these proceedings, which totaled $35 as of March 31, 2003 and December 31, 2002, respectively. It is possible that additional claims or lawsuits involving now unidentified environmental sites may arise in the future.

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

  (c) Purchase Commitments

        Purchase commitments consisted of the following:

	March 31, 2003	December 31, 2002
Outsourcing agreements	$176,843	$176,382
Software licenses	3,597	4,297
Transportation equipment	897	1,608
Other	—	358

	$181,337	$182,645

        On January 1, 2003, the Company entered into a three-year agreement totaling $5,256 with a third party to provide outsourcing services for the Company's credit and collection functions. The agreement is subject to certain performance considerations.

        On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. As of March 31, 2003, the remaining purchase commitment was $172,025. Covansys Corporation is a related party, as approximately 24% of its outstanding common stock is owned by Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership ("Fund VI"). As of May 6, 2003, Fund VI held approximately 23.7% of the capital stock of our parent, SIRVA. Fund VI is managed by Clayton, Dubilier & Rice, Inc., a private investment firm that is organized as a Delaware corporation, and is an affiliate of our controlling shareholder, Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership.

(6)  Operating Segments

        The tables below represent information about revenues, income (loss) from operations and total assets by segment used by the chief decision-makers of the Company:

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues
Moving Services—North America	$208,082	$205,570
Moving Services—Europe and Asia Pacific	83,829	79,037
Relocation Services	28,923	1,183

Global Relocation Services	320,834	285,790
Insurance Services	24,849	12,918
Logistics Services	125,303	130,946

Consolidated revenues	$470,986	$429,654

Income (loss) from operations
Moving Services—North America	$716	$(2,234)
Moving Services—Europe and Asia Pacific	3,717	2,316
Relocation Services	1,837	(132)

Global Relocation Services	6,270	(50)
Insurance Services	7,251	5,380
Logistics Services	(971)	894

Consolidated income from operations	$12,550	$6,224

	As of
	March 31, 2003	December 31, 2002
Total assets
Moving Services—North America	$386,829	$403,534
Moving Services—Europe and Asia Pacific	333,142	344,732
Relocation Services	155,434	158,342

Global Relocation Services	875,405	906,608
Insurance Services	221,972	212,360
Logistics Services	179,112	181,826

Consolidated total assets	$1,276,489	$1,300,794

(7)  Subsequent Event

        On July 29, 2002, RS Acquisition Holding, LLC, a wholly owned subsidiary of SIRVA, the Company's parent, acquired The Rowan Group PLC and Rowan Simmons Conveyancing Limited (together, "Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities and other services to corporations that assist employees in their relocation needs, for approximately $14,000. The purchase price was funded from the proceeds of a bank loan. Under the terms of a purchase agreement between RS Acquisition Holding, LLC and the Company, the Company acquired Rowan Simmons from RS Acquisition Holding, LLC on April 24, 2003 for approximately $14,000. Since the transaction was between entities under common control, the transaction will be accounted for in a manner similar to a pooling-of-interests, with inclusion of operations, cash flows and financial position as of July 29, 2002.

(8)  Supplemental Information

        The following summarized consolidating balance sheets, statements of operations and statements of cash flows were prepared to segregate such financial statements between those entities that have guaranteed the Company's senior subordinated notes ("Guarantor" entities) and those entities that did not guarantee such debt ("Non-Guarantor" entities).

        Consolidated condensed balance sheet data as of March 31, 2003 and December 31, 2002 is summarized as follows:

	March 31, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$92,117	$135,952	$70,619	$(12,557)	$286,131
Other current assets	38,551	49,926	46,208	(71)	134,614

Total current assets	130,668	185,878	116,827	(12,628)	420,745

Property and equipment, net	50,252	23,703	91,610	—	165,565
Goodwill and intangible assets, net	536,079	3,235	—	—	539,314
Other assets	288,927	196,330	337,322	(671,714)	150,865

Total assets	$1,005,926	$409,146	$545,759	$(684,342)	$1,276,489

Current liabilities	$85,789	$202,116	$148,828	$(10,931)	$425,802
Long-term debt and capital lease obligations	505,733	221	8,587	—	514,541
Other liabilities	196,779	27,668	—	(105,926)	118,521

Total liabilities	788,301	230,005	157,415	(116,857)	1,058,864
Stockholder's equity	217,625	179,141	388,344	(567,485)	217,625

Total liabilities and stockholder's equity	$1,005,926	$409,146	$545,759	$(684,342)	$1,276,489

	December 31, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$100,220	$140,764	$77,396	$(13,189)	$305,191
Other current assets	35,993	51,739	53,927	(71)	141,588

Total current assets	136,213	192,503	131,323	(13,260)	446,779

Property and equipment, net	54,187	22,163	94,139	—	170,489
Goodwill and intangible assets, net	537,836	3,235	—	—	541,071
Other assets	289,424	195,438	265,540	(607,947)	142,455

Total assets	$1,017,660	$413,339	$491,002	$(621,207)	$1,300,794

Current liabilities	$92,696	$210,489	$155,865	$(11,168)	$447,882
Long-term debt and capital lease obligations	505,846	221	9,187	—	515,254
Other liabilities	198,294	25,307	618	(107,385)	116,834

Total liabilities	796,836	236,017	165,670	(118,553)	1,079,970
Stockholder's equity	220,824	177,322	325,332	(502,654)	220,824

Total liabilities and stockholder's equity	$1,017,660	$413,339	$491,002	$(621,207)	$1,300,794

        Consolidated condensed statements of operations data for the three months ended March 31, 2003 and 2002 are summarized as follows:

	Three months ended March 31, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$151,926	$176,039	$154,735	$(11,714)	$470,986
Total operating expenses	152,602	172,598	144,950	(11,714)	458,436

Income (loss) from operations	(676)	3,441	9,785	—	12,550
Non-operating (expense) income	740	—	(762)	—	(22)

Income before interest and income taxes	64	3,441	9,023	—	12,528
Interest expense	11,444	889	170	—	12,503

Income (loss) before income taxes	(11,380)	2,552	8,853	—	25
Provision (benefit) for income taxes	(3,901)	194	3,510	—	(197)

Net income (loss)	$(7,479)	$2,358	$5,343	$—	$222

	Three months ended March 31, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$151,574	$30,910	$265,002	$(17,832)	$429,654
Total operating expenses	151,637	32,107	257,518	(17,832)	423,430

Income (loss) from operations	(63)	(1,197)	7,484	—	6,224
Non-operating income (expense) and minority interest	1,101	—	(736)	—	365

Income (loss) before interest, income taxes and accounting change	1,038	(1,197)	6,748	—	6,589
Interest expense (income)	11,675	36	(9,635)	10,500	12,576

Income (loss) before income taxes and accounting change	(10,637)	(1,233)	16,383	(10,500)	(5,987)
Provision (benefit) for income taxes	(5,721)	171	2,870	—	(2,680)

Net income (loss)	$(4,916)	$(1,404)	$13,513	$(10,500)	$(3,307)

        Consolidated condensed statements of cash flows data for the three months ended March 31, 2003 and 2002 are summarized as follows:

	Three months ended March 31, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by operating activities	$1,464	$7,392	$4,931	$13,787

Cash flows from investing activities:
Additions of property and equipment	804	(2,882)	(1,830)	(3,908)
Proceeds from sale of property and equipment	69	25	121	215
Purchases of investments	—	—	(21,738)	(21,738)
Proceeds from maturity or sale of investments	—	—	16,627	16,627
Other investing activities	(385)	(610)	—	(995)

Net cash provided by (used for) investing activities	488	(3,467)	(6,820)	(9,799)

Cash flows from financing activities:
Borrowings (repayments on) revolving credit facility, net	6,000	—	(231)	5,769
Change in balance of outstanding checks	2,796	437	879	4,112
Principal payments on long-term debt	(5,603)	—	—	(5,603)
Other financing activities	(1,971)	—	(441)	(2,412)

Net cash provided by financing activities	1,222	437	207	1,866

Effect of translation adjustment on cash	—	—	1,048	1,048

Net increase (decrease) in cash and cash equivalents	3,174	4,362	(634)	6,902
Cash and cash equivalents at beginning of period	4,281	11,102	26,883	42,266

Cash and cash equivalents at end of period	$7,455	$15,464	$26,249	$49,168

	Three months ended March 31, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$13,296	$5,371	$(2,609)	$16,058

Cash flows from investing activities:
Additions of property and equipment	(2,326)	(1,909)	(4,350)	(8,585)
Proceeds from sale of property and equipment	65	147	21	233
Purchases of investments	—	—	(20,114)	(20,114)
Proceeds from maturity or sale of investments	—	—	27,301	27,301
Other investing activites	(134)	(199)	—	(333)

Net cash provided by (used for) investing activities	(2,395)	(1,961)	2,858	(1,498)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facility, net	11,600	—	(365)	11,235
Change in balance of outstanding checks	(3,874)	(2,802)	(2,909)	(9,585)
Principal payments on long-term debt	(21,968)	—	—	(21,968)
Other financing activities	(269)	—	(242)	(511)

Net cash used for financing activities	(14,511)	(2,802)	(3,516)	(20,829)

Effect of translation adjustment on cash	—	—	(204)	(204)

Net increase (decrease) in cash and cash equivalents	(3,610)	608	(3,471)	(6,473)
Cash and cash equivalents at beginning of period	5,687	4,054	22,378	32,119

Cash and cash equivalents at end of period	$2,077	$4,662	$18,907	$25,646

(1)
Parent includes the accounts of the Company, a Delaware corporation and the issuer of the debt.

(2)
Total Guarantors include the accounts of the following direct or indirect subsidiaries of the Company or its subsidiary, Allied Van Lines, Inc.:

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

        Each Guarantor is a wholly owned subsidiary of the Company or its subsidiary, Allied Van Lines, Inc. and jointly and severally, irrevocably and fully and unconditionally guarantees the punctual payment of such debt issued under the Company's senior credit facility and senior subordinated notes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

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

        Our moving services—Europe and Asia Pacific segment operates in the United Kingdom, Europe, Australia and Asia Pacific through a network of company-owned branches that utilize the Pickfords or Allied Pickfords brand names among others. This segment provides complete domestic and international residential moving services, including sales, packing, loading, transportation, delivery and warehousing. It also provides records management and office relocation services.

        Our relocation services segment is comprised of SIRVA Relocation LLC, a Delaware limited liability company, and its wholly owned subsidiaries, which operate as global providers of domestic and international relocation services to corporate clients and their employees, including home sale services, relocation coordination services, expense management and transaction reporting.

        Our insurance services segment provides coverage against loss from certain risks, primarily cargo warehousing, commercial auto physical damage, commercial auto liability and general liability to agents, owner-operators affiliated with us and various other parties in the transportation industry. It is comprised of Transguard Insurance Company of America, Inc., an Illinois stock insurance corporation, a multiple-line property and casualty insurance company, and TransGuard General Agency, Inc., an Oklahoma corporation and a leading provider of insurance services to independent contract truck drivers.

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

Business Trends and Initiatives

        In 2002, we established the strategic objective of dramatically expanding our presence in the corporate relocation market. In May 2002, we acquired the business ("CRS") of Cooperative Resource Services Ltd., a U.S. based relocation services provider that was approximately the third largest provider of such services in the U.S. market. We also acquired Prime Relocation in Australia, establishing a Pacific relocation center, which was supplemented by the opening in Hong Kong of an Asia relocation center in early 2003. In connection with the CRS acquisition, our parent, SIRVA, acquired CMS Holding, the mortgage lending arm of the CRS group, adding mortgage services to our relocation offering. In July of 2002, SIRVA acquired Rowan Simmons, the largest local provider of relocation services in the U.K. In April 2003, under the terms of a purchase agreement, we acquired Rowan Simmons from SIRVA. These acquisitions have established for us a worldwide footprint from which to provide global relocation services. The strategy has been enhanced by the recent combination of the relocation and moving sales forces so that our marketing approach can incorporate our expansive list of moving clients and begin to offer a broader platform of services to our clients' human resource function.

        Our moving services group continues to expand through acquisitions. After completing the acquisition of NFC Moving Services Group from Exel plc in 1999, which substantially expanded our scope of operations in the U.S., the U.K., Europe and the Asia Pacific region, we acquired Global Van Lines in the U.S. and Allied Movers in New Zealand in 2000. In 2002, we acquired Prime International in Australia, Total Recall in the U.K. and Maison Huet in France.

        Our insurance segment operates in specific niche markets related to transportation and moving and storage. In 2002, our insurance operations nearly doubled their base of written premiums with the acquisition of the business of each of VCW, Inc. and the National Association of Independent Truckers (collectively, "NAIT"), which focus on servicing the substantial community of owner/operator drivers with professional and support services, including insurance.

        We have been successful at smoothly integrating these acquisitions and will continue to pursue additional transactions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve.

        We have also pursued a number of long-term initiatives designed to improve productivity and profitability. We have invested significant amounts in information technology solutions in order to enhance operational and administrative efficiencies. We have also initiated several restructuring projects over the last few years to streamline management structures, integrate acquired businesses, reshape service delivery operations, reduce general and administrative headcount and exit under-performing business units. We believe that these efforts have been instrumental in reducing our costs and positioning us well for continued profitable growth, although no assurance can be given in this regard.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

        The following table sets forth certain figures regarding our results of operations for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$208.1	$205.6	1.2%
Moving Services—Europe and Asia Pacific	83.8	79.0	6.1%
Relocation Services	28.9	1.2	f

Global Relocation Services	320.8	285.8	12.2%
Insurance Services	24.9	12.9	93.0%
Logistics Services	125.3	131.0	(4.4)%

Operating revenues	$471.0	$429.7	9.6%

Gross margin	$105.2	91.0	15.6%
Operating expenses	92.6	85.5	8.3%
Restructuring	—	(0.7)	u

Income from operations	$12.6	$6.2	f

Income (loss) from operations:
Moving Services—North America	$0.7	$(2.3)	f
Moving Services—Europe and Asia Pacific	3.7	2.3	60.9%
Relocation Services	1.9	(0.1)	f

Global Relocation Services	6.3	(0.1)	f
Insurance Services	7.3	5.4	35.2%
Logistics Services	(1.0)	0.9	u

Income from operations	$12.6	$6.2	f

(a)
Percentages are reflected except when greater than 100%, in which case an "f" for favorable or a "u" for unfavorable is shown.

        Operating revenues for the three months ended March 31, 2003 were $471.0 million, an increase of $41.3 million compared to the three months ended March 31, 2002, primarily due to a $27.7 million increase in relocation services revenues attributable to the May 2002 acquisition of CRS, a $9.3 million increase in insurance services revenue attributable to the April 2002 acquisition of the business of NAIT and $14.8 million of favorable currency impact, partially offset by a $6.9 million decrease in revenues in our moving services—Europe and Asia Pacific segment resulting from the sale of our U.K. industrial moving business in December 2002.

        Revenue in moving services—North America for the three months ended March 31, 2003 increased $2.5 million as compared to the three months ended March 31, 2002. Revenue per shipment was up approximately 9% both in the North American line and in the international business due to increased weight per shipment, which more than offset a 1% decrease in shipments year-over-year. The mix of accessorials, which are supplemental items sold in the moving transaction, also increased over the prior year. The industry-wide fuel surcharge resulted in $2.9 million of additional revenue. In times of rising fuel costs, tariff regulations allow for a supplemental charge to defray higher fuel costs and provide further protection against the negative impact of such increases.

        Revenue in moving services—Europe and Asia Pacific increased $4.8 million in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase was primarily due to a favorable currency impact of $11.8 milion. This was partially offset by $6.9 million lower revenues than in the three months ended March 31, 2002 resulting from the sale of our U.K. industrial moving business in December 2002. For the three months ended March 31, 2003, the British pound sterling, the Australian dollar and the Euro were stronger as compared to the three months ended March 31, 2002 by approximately 11%, 13% and 18%, respectively.

        Revenue in relocation services for the three months ended March 31, 2003 was $27.7 million higher as compared to the three months ended March 31, 2002. The increase was due to the CRS acquisition in May 2002.

        Revenue in insurance services for the three months ended March 31, 2003 was $12.0 million higher as compared to the three months ended March 31, 2002. The increase was due to $9.3 million from the April 2002 acquisition of the business of NAIT and additional market penetration for its range of insurance products.

        Revenue in logistics services decreased $5.7 million in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due primarily to reduced shipments totaling 4% in specialized transportation and reduced activity levels in freight forwarding due to the continuation of the general economic slowdown, particularly in the technology and telecommunication sectors. This was partially offset by a favorable currency impact of $2.5 million and increased business in our European operations, especially in Germany.

        Gross Margin.    Gross margin for the three months ended March 31, 2003 was $105.2 million, an increase of $14.2 million compared to the three months ended March 31, 2002. The increase was due primarily to $13.3 million of higher margins from our acquisitions and $5.0 million of currency impact, partially offset by $2.9 million lower margins in logistics services due to reduced shipment and activity volume. The gross margin (as a percentage of sales) was 22.3% for the three months ended March 31, 2003 and was 21.2% for the three months ended March 31, 2002.

        Operating Expenses.    Operating expenses for the three months ended March 31, 2003 were $92.6 million, an increase of $7.1 million compared to the three months ended March 31, 2002. The increase was primarily due to $5.4 million of expenses associated with the incremental effect of our acquisitions made after March 31, 2002, $4.6 million due to currency impact and $1.3 million of intangibles amortization. The increase was also due to a year-over-year decrease in derivative income of $2.1 million. These items were partially offset by the effect of $4.9 million of continuing cost containment programs, whereby we have reduced discretionary expenses, and the effects of prior year restructuring programs, in which headcount was reduced. As a percentage of revenue, operating expenses were 19.7% for the three months ended March 31, 2003, compared to 19.9% for the three months ended March 31, 2002.

        Restructuring.    In the three months ended March 31, 2002, we released $0.7 million of restructuring reserves pertaining to the logistics parts centers restructuring, which was established in 2001, as we were able to sublease certain parts centers facilities earlier than originally estimated.

        Income (Loss) from Operations.    Income from operations for the three months ended March 31, 2003 was $12.6 million, an increase of $6.4 million from the same period last year. The increase was primarily due to a net increase of $4.7 million from our acquisitions and divestiture, $4.9 million from cost containment and benefit plan changes, partially offset by $2.1 million of a year-over-year decrease in derivative income and reduced volume in our logistics services segment.

        Income from operations in moving services—North America for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 increased $3.0 million primarily due to reduced general and administrative expenses as a result of continued cost containment, as salary and benefits are lower by $2.7 million primarily due to reduced headcount and other benefit plan changes.

        Income from operations in moving services—Europe and Asia Pacific increased $1.4 million in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This was primarily due to $0.6 million of losses incurred in the three months ended March 31, 2002 by the U.K. industrial moving business that we sold in December 2002, a favorable currency impact of $0.3 million and a year-over-year hedging gain of $0.3 million.

        Income from operations in relocation services for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 increased $2.0 million primarily due to higher margins which more than offset incremental expenses associated with the CRS acquisition.

        Income from operations in insurance services for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 increased $1.9 million primarily due to higher margins due to increased revenue and the acquisition of the business of NAIT. This was partially offset by a year-over-year derivative loss of $1.9 million.

        Loss from operations in logistics services for the three months ended March 31, 2003 was $1.0 million, as compared to income from operations of $0.9 million in the three months ended March 31, 2002. Margins were lower by $2.9 million due to the unfavorable variance in volume. Insurance claims expense increased $0.4 million year-over-year. These items were partially offset by $2.2 million of lower general and administrative expenses, due to general cost containment, reduced headcount due to prior years' restructuring efforts and other benefit plan changes. There was also $0.7 million of restructuring credit in the three months ended March 31, 2002.

        Interest Expense.    Interest expense for the three months ended March 31, 2003 was $12.5 million compared to $12.6 million in the three months ended March 31, 2002. This decrease is due primarily to lower interest rates partially offset by higher average borrowings related to our 2002 acquisitions.

        Provision for Income Taxes.    For the three months ended March 31, 2003, the income tax benefit was $0.2 million based on pre-tax income of $0.03 million. For the three months ended March 31, 2002, the income tax benefit was $2.7 million based on a pre-tax loss of $6.0 million. Our estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have permanently reinvested earnings and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

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

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense, which was $52.2 million in 2002, and is expected to be approximately $53.0 million in 2003 due to an increased average debt level, partially offset by lower interest rates;

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

  •
  unconditional purchase commitments which will total $17.3 million in 2003, $21.7 million in 2004, $21.0 million in 2005, $19.2 million in 2006, $18.6 million in 2007 and $83.5 million thereafter;

  •
  capital expenditures, which were $33.3 million in 2002, and are expected to range between $30.0 million and $35.0 million in 2003; and

  •
  working capital requirements as may be needed to support business growth.

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

        Debt Service.    Principal and interest payments under our senior credit facility and interest payments on the notes represent significant liquidity requirements for us. Our senior credit facility is comprised of note payable—Tranche A, note payable—Tranche B and a revolving credit facility. As of March 31, 2003, we had $541.4 million of indebtedness for borrowed money and capital leases consisting of:

  •
  $150.0 million principal amount of our 13 3/8% senior subordinated notes;

  •
  $324.3 million outstanding under our term loans (consisting of a note payable—tranche A and a note payable—tranche B amounting to $115.0 million and $209.3 million, respectively);

  •
  $33.0 million outstanding under our $150.0 million revolving credit facility;

  •
  $16.3 million of capital leases; and

  •
  $17.8 million of other debt.

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

        Covenant Restrictions.    The senior credit facility imposes restrictions on our ability to make capital expenditures. Additionally, the senior credit facility, the indenture governing the notes and the agreements governing our parent company's senior discount debt, which at March 31, 2003 had accreted to $58.8 million, limit our ability to incur additional indebtedness. Such restrictions could limit our ability to:

  •
  respond to certain market conditions;

  •
  complete our capital spending program;

  •
  provide for unanticipated capital investments; or

  •
  take advantage of business opportunities.

The covenants in the senior credit facility also, among other things, limit our ability to

  •
  dispose of assets;

  •
  incur guarantee obligations;

  •
  prepay other indebtedness;

  •
  make restricted payments;

  •
  create liens;

  •
  make equity or debt investments;

  •
  make acquisitions;

  •
  modify terms of the indenture;

  •
  engage in mergers or consolidations;

  •
  change the business conducted by us;

  •
  make capital expenditures; or

  •
  engage in certain transactions with affiliates.

The indenture governing our senior subordinated notes and the agreements governing our parent company's senior discount debt contain a number of similar restrictions.

        Cash Flows from Operating Sources.    We believe that cash generated from operations, which was $84.0 million for the year ended December 31, 2002 and $13.8 million for the three months ended March 31, 2003, together with amounts available under the revolving credit facility and any other available source of liquidity, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months.

        Cash Flows from Investing Sources.    Capital expenditures for 2003 are expected to range between $30.0 million and $35.0 million for computer equipment, software development and transportation and warehouse equipment. We will continue to pursue acquisitions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve.

        Cash Flows from Financing Sources.    Our future operating performance and ability to service or refinance the notes and to repay, extend or refinance our senior credit facility will be subject to, among other things, future economic conditions and to financial, business and other factors, many of which are beyond our control.

  Commitments and Contingencies

        Purchase commitments consisted of the following at March 31, 2003:

Outsourcing agreements	$176.8
Software lincenses	3.6
Transportation equipment	0.9

$181.3

        On January 1, 2003, we entered into a three-year purchase agreement totaling $5.3 million with a third party to provide outsourcing services for our credit and collection functions. The agreement is subject to certain performance considerations.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. The adoption of FIN 46 did not have a material effect on our operating results or financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $3.6 million. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.8 million in 2003. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $1.8 million in the next year.

        We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties, but we have no reason to anticipate nonperformance by the other parties.

        We had five open interest rate swap agreements as of March 31, 2003. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment, therefore, market rate changes are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$20.0 million	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	4.785%	3.10%	2.89%	2.43%	2.44%
Variable rate received	1 month LIBOR	1 month LIBOR	1 month LIBOR	1 month LIBOR	1 month LIBOR
Effective date	May 2001	January 2003	March 2003	April 2003	April 2003
Expiration date	April 2003	January 2007	March 2006	April 2005	April 2005

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the three months ended March 31, 2003 and 2002, we recognized a currency loss of $0.1 million and a gain of $0.6 million, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. Dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the Euro. The contract amounts of foreign currency forwards at March 31, 2003 and 2002 were $53.3 million and $4.0 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of March 31, 2003 would result in a hypothetical loss of approximately $3.3 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the three months ended March 31, 2003 and 2002 we recognized losses of $0.2 million and $0.003 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

        We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the three months ended March 31, 2003 and 2002, we recognized a loss of $0.5 million and gain of $1.4 million, respectively. The insurance investment portfolio also included marketable equity securities which are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available- for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

        Other assets at March 31, 2003, included marketable equity securities which are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

Restructuring

        In June 2001, our logistics services operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms and severance agreements, certain facility lease payments will continue through September 2005. During the three months ended March 31, 2002, $0.7 million of restructuring credit occurred when we were able to sublease certain parts center facilities earlier than originally estimated.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of management, our chief executive officer, chief financial officer and former chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the chief executive officer, chief financial officer and former chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    Report on Form 8-K filed on March 19, 2003 reporting certifications pursuant to 18 United States Code, Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN VAN LINES, INC.
Date May 9, 2003	/s/ JOAN E. RYAN Joan E. Ryan Chief Financial Officer
Date May 9, 2003	/s/ DENNIS M. THOMPSON Dennis M. Thompson Controller

CERTIFICATION

        I, Brian P. Kelley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of North American Van Lines, Inc.;

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date May 9, 2003

/s/ BRIAN P. KELLEY Brian P. Kelley Chief Executive Officer

CERTIFICATION

        I, Joan E. Ryan, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of North American Van Lines, Inc.;

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date May 9, 2003

/s/ JOAN E. RYAN Joan E. Ryan Chief Financial Officer

CERTIFICATION

        I, Ronald L. Milewski, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of North American Van Lines, Inc.;

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date May 9, 2003

/s/ RONALD L. MILEWSKI Ronald L. Milewski Vice President, Finance (Chief Financial Officer prior to February 12, 2003)

QuickLinks

PART I.
  ITEM 1. FINANCIAL STATEMENTS
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Balance Sheets At March 31, 2003 and December 31, 2002 (Dollars in thousands except share data) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statements of Operations For the three months ended March 31, 2003 and 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statement of Changes in Stockholder's Equity For the three months ended March 31, 2003 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2003 and 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements March 31, 2003 (Dollars in thousands) (Unaudited)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION