Form 10-Q
period 2003-06-30
NORTH AMERICAN VAN LINES INC /DE
filed 2003-08-14
CIK 1103280

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        When we refer to "North American Van Lines", "NAVL", "our company", "our", "we" or "us", we are referring to North American Van Lines, Inc., a Delaware corporation, together with its subsidiaries and their predecessors, except where the context otherwise requires. When we refer to "SIRVA," we are referring to our parent, SIRVA, Inc., a Delaware corporation.

PART I.

ITEM 1.    FINANCIAL STATEMENTS

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Balance Sheets

At June 30, 2003 and December 31, 2002

(Dollars in thousands except share data)
(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$53,655	$42,920
Accounts and notes receivable, net of allowance for doubtful accounts of $25,536 and $24,922, respectively	381,945	308,313
Relocation properties held for resale, net	51,584	39,115
Other current assets	35,706	38,145
Deferred and recoverable income taxes	38,555	37,641

Total current assets	561,445	466,134

Property and equipment, net	166,886	170,830
Goodwill and intangible assets, net	576,515	556,543
Receivable from SIRVA, Inc.	31,724	28,879
Other assets	120,497	113,577

Total long-term assets	895,622	869,829

Total assets	$1,457,067	$1,335,963

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$26,049	$27,261
Relocation financing facilities	31,613	15,432
Other short-term debt	7,875	1,073
Accounts payable	135,574	122,359
Accrued transportation expense	93,860	63,691
Other current liabilities	243,728	230,607
Accrued income taxes	3,820	6,116

Total current liabilities	542,519	466,539

Long-term debt and capital lease obligations	559,262	515,254
Due to SIRVA, Inc.	20,978	32,133
Other liabilities	62,781	66,610
Deferred income taxes	41,803	34,479

Total long-term liabilities	684,824	648,476

Total liabilities	1,227,343	1,115,015

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in-capital	271,987	271,987
Accumulated other comprehensive loss	(29,396)	(29,075)
Accumulated deficit	(12,867)	(21,964)

Total stockholder's equity	229,724	220,948

Total liabilities and stockholder's equity	$1,457,067	$1,335,963

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Income Statements

For the three and six months ended June 30, 2003 and 2002

(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Operating revenues	$577,499	$537,144	$1,049,862	$966,798
Operating expenses:
Purchased transportation expense	320,072	319,687	575,985	574,589
Other direct expense	143,551	115,639	266,035	210,249

Total direct expenses	463,623	435,326	842,020	784,838
Gross margin	113,876	101,818	207,842	181,960
General and administrative expenses	87,684	77,770	169,228	152,420
Restructuring credit	—	(111)	—	(842)

Income from operations	26,192	24,159	38,614	30,382
Non-operating expense	120	674	142	308
Interest expense	12,615	12,268	25,126	24,844

Income before income taxes	13,457	11,217	13,346	5,230
Provision for income taxes	4,490	4,208	4,249	1,528

Net income	$8,967	$7,009	$9,097	$3,702

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statement of Changes in Stockholder's Equity

For the six months ended June 30, 2003

(Dollars in thousands)
(Unaudited)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 31, 2002	$220,948	$(21,964)	$(29,075)	$—	$271,987
Comprehensive income (loss):
Net income	9,097	9,097
Unrealized hedging loss, net of tax benefit of $(1,463)	(2,804)		(2,804)
Net change in unrealized holding gain on available-for-sale securities, net of tax of $597	916		916
Minimum pension liability, net of tax of $2,232	(2,232)		(2,232)
Foreign currency translation adjustment, net of tax of $2,189	3,799		3,799

Total comprehensive income	8,776

Balance at June 30, 2003	$229,724	$(12,867)	$(29,396)	$—	$271,987

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2003 and 2002

(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$9,097	$3,702
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	18,606	16,289
Amortization	6,220	3,300
Change in provision for losses on accounts and notes receivable	1,649	(565)
Deferred and recoverable income taxes	6,858	2,994
Loss on sale of assets, net	443	176
Change in operating assets and liabilities:
Accounts and notes receivable	(56,516)	(21,489)
Relocation properties held for resale, net	(16,969)	8,008
Other current assets	5,426	(5,779)
Accounts payable	3,591	158
Other current liabilities	29,708	24,208
Accrued income taxes	(2,448)	(817)
SIRVA intercompany accounts	(14,001)	(482)
Other long-term assets and liabilities	(4,289)	2,630

Net cash provided by (used for) operating activities	(12,625)	32,333

Cash flows from investing activities:
Additions of property and equipment	(9,694)	(17,414)
Proceeds from sale of property and equipment	910	2,573
Purchases of investments	(44,876)	(28,054)
Proceeds from maturity or sale of investments	39,251	35,237
Acquisitions, net of cash acquired	(30,736)	(82,867)
Other investing activities	(1,868)	(854)

Net cash used for investing activities	(47,013)	(91,379)

Cash flows from financing activities:
Borrowings on revolving credit facility and other short-term debt	243,740	139,300
Repayments on revolving credit facility and other short-term debt	(180,225)	(144,300)
Borrowings on relocation financing facilities	34,489	—
Repayments on relocation financing facilities	(19,072)	—
Change in balance of outstanding checks	4,338	(7,078)
Borrowings on long-term debt	163	50,403
Repayments on long-term debt and capital lease obligations	(15,055)	(24,458)
Capital contributions from SIRVA	—	56,500

Net cash provided by financing activities	68,378	70,367
Effect of translation adjustments on cash	1,995	436

Net increase in cash and cash equivalents	10,735	11,757
Cash and cash equivalents at beginning of period	42,920	32,119

Cash and cash equivalents at end of period	$53,655	$43,876

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

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

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The Company has adopted only the disclosure requirements of SFAS 148.

        In accordance with the provisions of SFAS 123, as amended SFAS 148, our parent, SIRVA, Inc. ("SIRVA"), has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting described by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

        Had the Company elected to apply the provisions of SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income would have changed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income as reported	$8,967	$7,009	$9,097	$3,702
Pro forma compensation cost under fair value method, net of tax	(100)	(78)	(204)	(149)

Adjusted net income	$8,867	$6,931	$8,893	$3,553

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. The Company believes the adoption of FIN 46 will not have a material effect on operating results or financial condition. As of June 30, 2003, the Company had no variable interest entities.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has not yet determined the effect of the adoption of SFAS 149 on operating results or financial condition.

        In May 2003, the FASB issued Statement No. 150 "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after December 15, 2003. The Company believes the adoption of SFAS 150 will not have a material effect on operating results or financial condition.

        Certain reclassifications have been made to the condensed consolidated financial statements for the prior periods presented to conform with the June 30, 2003 presentation. For the three and six months ending June 30, 2003 and 2002, insurance and claims expense has been classified as a component of other direct expense. Other indirect expense has been classified as a component of general and administrative expenses. The changes were made to be more reflective of the Company's current business operations. The changes result in a different determination of gross margin than previously shown.

(2) Acquisitions

        On July 29, 2002, RS Acquisition Holding, LLC, a wholly owned subsidiary of SIRVA, acquired The Rowan Group PLC and Rowan Simmons Conveyancing Limited (together, "Rowan Simmons"), a U.K. based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities and other services to corporations that assist employees in their relocation needs, for $14,242. The purchase price was funded from the proceeds of a bank loan. Under the terms of a purchase agreement between RS Acquisition Holding, LLC and the Company, the Company acquired Rowan Simmons from RS Acquisition Holding, LLC on April 23, 2003 for $14,242. Since the transaction was between entities under common control, the transaction was accounted for in a manner similar to a pooling-of-interests, with inclusion of operations, cash flows and financial position as of July 29, 2002.

        On June 6, 2003, the Company purchased Scanvan, a Scandinavian-based moving services company, for approximately $24,700, net of acquired cash. The cost of Scanvan in excess of the net assets acquired has been preliminarily allocated to goodwill and is subject to adjustment when additional information concerning asset and liability valuations is finalized.

(3) Income Taxes

        The Company's estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S. and countries where the Company has permanently reinvested earnings and (2) tax incentive programs that the Company has qualified for under the laws of certain jurisdictions.

(4) Cash and Cash Equivalents

        Cash and cash equivalents included $29,183 and $22,069 at June 30, 2003 and December 31, 2002, respectively, primarily relating to the Company's wholly owned insurance subsidiaries that require regulatory agency approval prior to being used for non-insurance related purposes.

(5) Long-term Debt and Capital Lease Obligations

        Long-term debt consisted of the following:

	June 30, 2003	December 31, 2002
Revolving credit facility	$84,000	$27,000
Note payable—Tranche A	110,025	120,000
Note payable—Tranche B	208,805	209,887
Senior Subordinated Notes	150,000	150,000
Capital lease obligations	15,469	18,971
Other	17,012	16,657

Total debt and capital lease obligations	585,311	542,515
Less current maturities	26,049	27,261

Total long-term debt and capital lease obligations	$559,262	$515,254

(6) Commitments and Contingencies

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

        The Company has produced and is producing records in response to two grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice Antitrust Division through a grand jury in the Eastern District of Virginia. The Company is cooperating with the investigation and understands that numerous other companies have received similar subpoenas.

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

        (b) Environmental Matters

        The Company has been named as a potentially responsible party ("PRP") in two environmental cleanup proceedings by federal or state authorities. The suits are brought under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or other federal or state statutes. Based on all known information, it is estimated that the settlement cost of each PRP site would not be materially or significantly larger than the reserves established for these proceedings, which totaled $35 as of June 30, 2003 and December 31, 2002, respectively. It is possible that additional claims or lawsuits involving now unidentified environmental sites may arise in the future.

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

        (c) Purchase Commitments

        Purchase commitments consisted of the following:

	June 30, 2003	December 31, 2002
Outsourcing agreements	$172,048	$176,382
Software licenses	3,169	4,297
Transportation equipment	—	1,608
Other	—	358

	$175,217	$182,645

        On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. As of June 30, 2003, the remaining purchase commitment was $167,668. Covansys Corporation is a related party, as approximately 24% of its outstanding common stock is owned by Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership ("Fund VI"). As of June 30, 2003, Fund VI held approximately 24% of the capital stock of SIRVA. Fund VI is managed by Clayton, Dubilier & Rice, Inc. a private investment firm that is organized as a Delaware corporation, and is an affiliate of SIRVA's controlling shareholder, Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership.

(7) Operating Segments

        Due to the acquisitions in 2002 and a desire to organize the business along new service lines, the Company has realigned certain businesses within its segment structure. Certain reclassifications have been made for the prior periods presented to conform with the June 30, 2003 presentation. As of June 30, 2003 the Company has four reportable segments—1) Relocation Solutions-North America, 2) Relocation Solutions-Europe and Asia Pacific, together forming Global Relocation Solutions, 3) Network Services, and 4) Transportation Solutions. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with revenues reflected in the segment responsible for billing the end customer.

        Global Relocation Solutions

        The Company's Global Relocation Solutions business provides a combination of relocation services, global mobility services and moving and storage services that we tailor by geographic region to the specific needs of our customers. Global Relocation Solutions is comprised of the Relocation Solutions-North America and Relocation Solution-Europe and Asia Pacific reportable segments. This business provides the following services:

  •
  Relocation Services:    Relocation services include realtor services for home sales and purchases, tax and expense management and closing and destination services.

  •
  Global Mobility Services:    These services include assignment management programs, destination services to identify housing, schools, and other critical client needs, as well as expatriate tax and expense management services.

  •
  Moving and Storage Services:

  •
  Household Goods:    The Company provides worldwide household goods moving and storage services, including sales, packing, loading, transportation, delivery and warehousing. In the U.S. and Canada, moving and storage services are provided through a network of exclusive agents. Outside of the U.S. and Canada, the Company provides these services through a network of company owned branches throughout the U.K., Europe and the Asia Pacific region.

  •
  Commercial Customers:    The Company provides a broad portfolio of services to commercial customers, including office relocations and records management.

  •
  Transportation of High-Value Products:    The Company provides customized solutions to facilitate the movement of high-value products that require specialized transport and handling such as electronics, telecommunications, medical equipment and fine art.

        Network Services

        The Company is an industry leading provider of a unique combination of value-added services to moving and storage agents, owner-operator drivers and small corporate fleets, including targeted insurance coverages, a broad array of vehicle and supply purchase programs as well as vehicle repair and over the road services.

        Transportation Solutions

        The Company provides a unique combination of third party logistics transportation solutions designed to benefit a select market niche of customers that require transportation management, inventory visibility at the serialized level, and delivery solutions that are coordinated at the item level to deliver commercial goods that require specialized handling in a timely manner, and with the proper equipment to fit the situation.

        The tables below represent information about revenues, income from operations and total assets by segment used by the chief operating decision-maker of the Company:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Operating Revenues
Relocation Solutions—North America	$408,492	$387,619	$722,173	$676,226
Relocation Solutions—Europe and Asia Pacific	105,174	89,440	206,463	181,154

Global Relocation Solutions	513,666	477,059	928,636	857,380
Network Services	39,060	31,682	74,566	54,066
Transportation Solutions	24,773	28,403	46,660	55,352

Consolidated operating revenues	$577,499	$537,144	$1,049,862	$966,798

Income from operations
Relocation Solutions—North America	$12,660	$14,920	$13,892	$10,232
Relocation Solutions—Europe and Asia Pacific	3,016	2,424	6,627	4,964

Global Relocation Solutions	15,676	17,344	20,519	15,196
Network Services	9,673	5,432	17,732	11,454
Transportation Solutions	843	1,383	363	3,732

Consolidated income from operations	$26,192	$24,159	$38,614	$30,382

	As of
	June 30, 2003	December 31, 2002
Total assets
Relocation Solutions—North America	$774,331	$717,422
Relocation Solutions—Europe and Asia Pacific	425,316	374,794

Global Relocation Solutions	1,199,647	1,092,216
Network Services	236,649	223,465
Transportation Solutions	20,771	20,282

Consolidated total assets	$1,457,067	$1,335,963

(8) Restructuring

        In June 2001, the transportation solutions operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms and severance agreements, certain facility lease payments will continue through September 2005. During the three and six months ended June 30, 2002, $0.1 million and $0.8 million, respectively, of restructuring credit occurred when the Company was able to sublease certain parts center facilities earlier than originally estimated.

(9) Related Party

        The receivable from SIRVA at June 30, 2003 and December 31, 2002 of $31,724 and $28,879, respectively, consists of amounts that the Company has paid on behalf of SIRVA for treasury stock and various transaction fees.

        The payable to SIRVA at June 30, 2003 and December 31, 2002 of $20,978 and $32,133, respectively, consists of amounts that the Company has received from the sale of SIRVA redeemable common stock and common stock.

(10) Supplemental Information

        The following summarized consolidating balance sheets, statements of operations and statements of cash flows were prepared to segregate such financial statements between those entities that have guaranteed the Company's senior subordinated notes ("Guarantor" entities) and those entities that did not guarantee such debt ("Non-Guarantor" entities).

        Consolidated condensed balance sheet data as of June 30, 2003 and December 31, 2002 is summarized as follows:

	June 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$105,038	$200,206	$89,925	$(13,224)	$381,945
Other current assets	39,690	54,869	85,012	(71)	179,500

Total current assets	144,728	255,075	174,937	(13,295)	561,445

Property and equipment, net	48,363	19,353	99,170	—	166,886
Goodwill and intangible assets, net	573,279	3,236	—	—	576,515
Other assets	199,596	210,384	467,831	(725,590)	152,221

Total assets	$965,966	$488,048	$741,938	$(738,885)	$1,457,067

Current liabilities	$103,012	$252,057	$198,583	$(11,133)	$542,519
Long-term debt and capital lease obligations	551,092	216	7,954	—	559,262
Other liabilities	82,138	52,817	—	(9,393)	125,562

Total liabilities	736,242	305,090	206,537	(20,526)	1,227,343
Stockholder's equity	229,724	182,958	535,401	(718,359)	229,724

Total liabilities and stockholder's equity	$965,966	$488,048	$741,938	$(738,885)	$1,457,067

	December 31, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$100,220	$140,764	$80,518	$(13,189)	$308,313
Other current assets	35,993	51,739	70,160	(71)	157,821

Total current assets	136,213	192,503	150,678	(13,260)	466,134

Property and equipment, net	54,187	22,163	94,480	—	170,830
Goodwill and intangible assets, net	537,836	3,235	15,472	—	556,543
Other assets	289,548	195,438	265,417	(607,947)	142,456

Total assets	$1,017,784	$413,339	$526,047	$(621,207)	$1,335,963

Current liabilities	$92,696	$210,489	$174,522	$(11,168)	$466,539
Long-term debt and capital lease obligations	505,846	221	9,187	—	515,254
Other liabilities	198,294	25,307	17,006	(107,385)	133,222

Total liabilities	796,836	236,017	200,715	(118,553)	1,115,015
Stockholder's equity	220,948	177,322	325,332	(502,654)	220,948

Total liabilities and stockholder's equity	$1,017,784	$413,339	$526,047	$(621,207)	$1,335,963

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2003

(Dollars in thousands)
(Unaudited)

(10) Supplemental Information (continued)

        Consolidated condensed statements of operations data for the three and six months ended June 30, 2003 and 2002 are summarized as follows:

	Three months ended June 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$190,963	$231,428	$166,804	$(11,696)	$577,499
Total operating expenses	189,440	218,526	155,037	(11,696)	551,307

Income from operations	1,523	12,902	11,767	—	26,192
Non-operating income (expense)	823	—	(943)	—	(120)
Interest expense (income)	11,538	873	(887)	1,091	12,615

Income (loss) before income taxes	(9,192)	12,029	11,711	(1,091)	13,457
Provision for income taxes	519	322	3,649	—	4,490

Net income (loss)	$(9,711)	$11,707	$8,062	$(1,091)	$8,967

	Three months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$193,179	$216,881	$134,458	$(7,374)	$537,144
Total operating expenses	185,644	207,958	126,757	(7,374)	512,985

Income from operations	7,535	8,923	7,701	—	24,159
Non-operating income (expense)	626	—	(1,300)	—	(674)
Interest expense (income)	11,615	975	(2,517)	2,195	12,268

Income (loss) before income taxes	(3,454)	7,948	8,918	(2,195)	11,217
Provision for income taxes	852	1,104	2,252	—	4,208

Net income (loss)	$(4,306)	$6,844	$6,666	$(2,195)	$7,009

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2003

(Dollars in thousands)
(Unaudited)

(10) Supplemental Information (continued)

	Six months ended June 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$347,246	$407,467	$314,202	$(19,053)	$1,049,862
Total operating expenses	346,377	389,534	294,390	(19,053)	1,011,248

Income from operations	869	17,933	19,812	—	38,614
Non-operating income (expense)	1,562	—	(1,704)	—	(142)
Interest expense (income)	22,981	1,746	(692)	1,091	25,126

Income (loss) before income taxes	(20,550)	16,187	18,800	(1,091)	13,346
Provision (benefit) for income taxes	(3,382)	516	7,115	—	4,249

Net income (loss)	$(17,168)	$15,671	$11,685	$(1,091)	$9,097

	Six months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$344,815	$373,540	$274,603	$(26,160)	$966,798
Total operating expenses	336,200	365,557	260,819	(26,160)	936,416

Income from operations	8,615	7,983	13,784	—	30,382
Non-operating income (expense)	1,728	—	(2,036)	—	(308)
Interest expense (income)	23,310	(8,554)	(2,607)	12,695	24,844

Income (loss) before income taxes	(12,967)	16,537	14,355	(12,695)	5,230
Provision (benefit) for income taxes	(4,329)	1,271	4,586	—	1,528

Net income (loss)	$(8,638)	$15,266	$9,769	$(12,695)	$3,702

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2003

(Dollars in thousands)
(Unaudited)

(10) Supplemental Information (continued)

        Consolidated condensed statements of cash flows data for the six months ended June 30, 2003 and 2002 are summarized as follows:

	Six months ended June 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$(33,616)	$9,744	$11,247	$(12,625)

Cash flows from investing activities:
Additions of property and equipment	(786)	(3,426)	(5,482)	(9,694)
Proceeds from sale of property and equipment	394	76	440	910
Purchases of investments	—	—	(44,876)	(44,876)
Proceeds from maturity or sale of investments	—	—	39,251	39,251
Acquisitions, net of cash acquired	(7,263)	1,362	(24,835)	(30,736)
Other investing activities	(637)	(1,231)	—	(1,868)

Net cash used for investing activities	(8,292)	(3,219)	(35,502)	(47,013)

Cash flows from financing activities:
Borrowings on revolving credit facilities and relocation financing facilities, net	57,000	—	21,932	78,932
Change in balance of outstanding checks	4,348	485	(495)	4,338
Borrowings on long-term debt	163	—	—	163
Repayments on long-term debt and capital lease obligations	(13,678)	—	(1,377)	(15,055)

Net cash provided by financing activities	47,833	485	20,060	68,378

Effect of translation adjustment on cash		—	1,995	1,995

Net increase (decrease) in cash and cash equivalents	5,925	7,010	(2,200)	10,735
Cash and cash equivalents at beginning of period	4,280	10,849	27,791	42,920

Cash and cash equivalents at end of period	$10,205	$17,859	$25,591	$53,655

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Dollars in thousands)
(Unaudited)

(10)    Supplemental Information (continued)

	Six months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by operating activities	$14,044	$16,073	$2,216	$32,333

Cash flows from investing activities:
Additions of property and equipment	(2,360)	(5,516)	(9,538)	(17,414)
Proceeds from sale of property and equipment	763	1,161	649	2,573
Purchases of investments	—	—	(28,054)	(28,054)
Proceeds from maturity or sale of investments	—	—	35,237	35,237
Acquisitions, net of cash acquired	(82,867)	—	—	(82,867)
Other investing activities	(854)			(854)

Net cash used for investing activities	(85,318)	(4,355)	(1,706)	(91,379)

Cash flows from financing activities:
Repayments on revolving credit facility, net	(5,000)	—	—	(5,000)
Change in balance of outstanding checks	(1,399)	(3,142)	(2,537)	(7,078)
Borrowings on long-term debt	50,403	—	—	50,403
Repayments on long-term debt and capital lease obligations	(23,413)	—	(1,045)	(24,458)
Capital contribution from SIRVA	56,500	—	—	56,500

Net cash provided by (used for) financing activities	77,091	(3,142)	(3,582)	70,367

Effect of translation adjustment on cash	—	—	436	436

Net increase (decrease) in cash and cash equivalents	5,817	8,576	(2,636)	11,757
Cash and cash equivalents at beginning of period	5,687	4,054	22,378	32,119

Cash and cash equivalents at end of period	$11,504	$12,630	$19,742	$43,876

(10)    Supplemental Information (continued)

(1)
Parent includes the accounts of North American Van Lines, Inc., a Delaware corporation and the issuer of the debt.

(2)
Total Guarantors include the accounts of the following direct or indirect subsidiaries of North American Van Lines, Inc. or its subsidiary, Allied Van Lines, Inc.:

Name	Incorporated
A Relocation Solutions Management Company	Delaware
Allied Freight Forwarding, Inc.	Delaware
Allied International N.A., Inc.	Delaware
Allied Transportation Forwarding, Inc.	Delaware
Allied Van Lines, Inc.	Delaware
Allied Van Lines Terminal Company	Delaware
Federal Traffic Service, Inc.	Indiana
Fleet Insurance Management, Inc.	Indiana
FrontRunner Worldwide, Inc.	Delaware
Global Van Lines, Inc.	Indiana
Great Falls North American, Inc.	Montana
Meridian Mobility Resources, Inc.	Delaware
NACAL, Inc.	California
National Association of Independent Truckers, LLC	Delaware
North American Logistics, Ltd.	Indiana
North American Van Lines of Texas, Inc.	Texas
SIRVA Freight Forwarding, Inc.	Indiana
SIRVA Global Relocation, Inc.	Delaware
SIRVA Imaging Solutions, Inc. (formerly known as Relocation Management Systems, Inc.)	Delaware
SIRVA Relocation LLC	Delaware
SIRVA Title Agency, Inc.	Ohio
StorEverything, Inc.	Delaware
Vanguard Insurance Agency, Inc.	Illinois

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

Overview

        Due to the acquisitions in 2002 and a desire to organize the business along new service lines, the Company has realigned certain businesses within its segment structure.

        Our operating revenues are derived from the following four business segments: (1) our relocation solutions—North America segment, (2) our relocation solutions—Europe and Asia Pacific segment, combining to form global relocation solutions, (3) our network services segment, and (4) our transportation solutions segment.

        We are an industry leading provider of a unique combination of global relocation solutions to corporate clients, the government and military and consumer markets. We deliver these relocation services through a number of well recognized brands, using on extensive global network of corporate locations, agent facilities, licensed affiliates, owner-operators, and over 7,000 employees and service coordinators located in 40 countries across four continents. We are also a market leading provider of network solutions, such as insurance and fleet programs, to the extensive network of agents and owner operators who are affiliated with us, as well as to independent third parties in need of the same services. We are also a leading provider of unique transportation management solutions, utilizing our extensive logistics software capabilities, to the third party logistics market which requires sensitive handling, serialized inventory and in-transit merge services.

        Global Relocation Solutions—We are an industry leading provider of a unique combination of global relocation solutions to corporate clients, the government and military and consumer markets.

        Through SIRVA Relocation, we offer our customers one point connectivity to service their relocation needs. SIRVA Relocation has five offices in the U.S., as well as service centers in the U.K., Australia and Hong Kong. Each regional center offers solutions tailored to its local markets, including realtor services for home sale and purchase, tax and expense management, closing and destination services, as well as household goods moving services, 24x7 web communication interface, and comprehensive, single source reporting packages for the client as well as the person relocating.

        SIRVA Relocation also offers global mobility services, utilizing our company's relocation centers in each regional theater along with qualified local representatives to provide global service capability. We offer assignment management programs, moving and storage services, destination services to identify housing, schools, and other critical client needs, as well as expatriot tax and expense management services.

        Global relocation solutions also provides worldwide household goods moving and storage services, utilizing distinctive and well known local brand names that include Allied Van Lines, northAmerican Van Lines and Global Van Lines in the U.S. and Canada, Pickfords, Hoult, Maison Huet, Arthur Pierre, Adam, Kungsholms, and Varekamp in the U.K. & Europe as well as Allied Pickford, Allied International and Trans-International in the Asia/Pacific region.

        In the U.S. and Canada, we provide domestic moving and storage services through a network of exclusive agents who provide elements of the sales, packing, loading, transportation, delivery and warehousing services. Utilizing our fleet of specialized equipment and highly trained drivers and owner-operators, we also operate a specialized transportation services division that provides configurable transportation capabilities to customers, such as those in the high-tech, medical equipment and telecommunications markets, that need specialized handling of sensitive, high-value commodities.

        This same agent based network, along with our corporate sales and marketing group, also markets to multi-national companies, most often based in the U.S., a range of international moving and storage services as well as coordination for residential shipments destined to or returning from foreign countries.

We utilize our branded network, or a group of qualified and authorized affiliate representatives around the world to complete the service delivery process.

        In the U.K. and Europe as well as the Asia/Pacific region, we primarily provide moving and storage services through a network of company owned branches operating under one of the recognized local brand names. These owned and operated facilities provide complete domestic and international residential moving services, including sales, packing, loading, transportation, delivery and warehousing. The operations in these regions also provide various types of office relocation services as well as records management storage and services in their local markets. We also operate a specialized transportations services network in the U.K. and Europe region.

        Network Services—We are an industry leading provider of a unique combination of network solutions to moving and storage agents, owner-operator drivers and small corporate fleets.

        Through the companies comprising our SIRVA Insurance unit, we offer the moving and storage business and operators of small trucking fleets, one point connectivity to service their varying insurance needs. We offer a range of products which includes auto liability, occupational accident, physical damage, cargo and warehouse insurance coverages. We reinsure certain coverages with other insurance carriers to optimize our spread of product risk.

        Through Transguard General Agency, Inc., we offer the members of the National Association of Independent Truckers ("NAIT"), the largest association of independent truck drivers in the country, a similar package of insurance products and other services that assist the drivers in conducting their daily business.

        Through SIRVA Fleet Services, we offer a broad array of vehicle and supply purchase programs as well as vehicle repair and over-the-road services. We combine the purchasing power of our affiliated agent and driver network and offer our clients coordinated programs at a cost advantage.

        Transportation Solutions—We are an industry leading provider of a unique combination of third party logistics transportation management solutions designed to benefit a select market niche of customers that requires transportation management, inventory visibility at the serialized level and delivery solutions that are coordinated at the item level to deliver commercial goods that require specialized handling in a timely manner, and with the proper equipment to fit the situation. Our SIRVA Logistics unit utilizes specialized software solutions to provide the range of services that our clients require.

Business Trends and Initiatives

        In 2002, we established the strategic objective of dramatically expanding our presence in the corporate relocation market. In May 2002, we acquired the relocation services business ("CRS") of Cooperative Resource Services Ltd., a U.S. based relocation services provider that was approximately the third largest provider of such services in the U.S. market. We also acquired Prime Relocation in Australia, establishing a Pacific relocation center, which was supplemented by the opening in Hong Kong of an Asia relocation center in early 2003. In connection with the CRS acquisition, SIRVA acquired CMS Holding, the mortgage lending arm of the CRS group, adding mortgage services to our relocation offering. In July of 2002, we acquired Rowan Simmons, the largest local provider of relocation services in the U.K. These acquisitions have established for us a worldwide footprint from which to provide global relocation services. The strategy has been enhanced by the recent combination of the relocation and moving sales forces so that our marketing approach can incorporate our expansive list of moving clients and begin to offer a broader platform of services to our clients' human resource function.

        We have continued to expand our household goods moving and storage services operations through acquisitions around the world. After completing the acquisition of NFC Moving Services Group from Exel plc in 1999, which substantially expanded our scope of operations in the U.S., the U.K., Europe and the Asia Pacific region, we acquired Global Van Lines in the U.S. and Allied Movers in New Zealand in 2000.

In 2002, we acquired Prime International in Australia, Total Recall in the U.K. and Maison Huet in France. In June 2003, we acquired Scanvan, the leading moving services company in the Scandinavian market.

        Our network services segment operates in specific niche markets related to transportation and moving and storage. In 2002, our insurance operations nearly doubled their base of written premiums with the acquisition of the business of NAIT, which focuses on servicing the substantial community of owner/operator drivers with professional and support services, including insurance.

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

        For the three and six months ending June 30, 2003 and 2002 insurance and claims expense has been reclassified as a component of other direct expense. Other indirect expense has been reclassified as a component of general and administrative expenses. The changes were made to be more reflective of the Company's current business operations. The changes result in a different determination of gross margin than previously shown.

Results of Operations

        Operating Revenues:    Our operating revenues are derived from our global relocation solutions, network services and transportation solutions operations.

        Operating revenues of our global relocation solutions segments are comprised of amounts billed to our customers, both corporate and consumers, upon the completion of transportation or relocation services. These include the provision of relocation and global mobility services such as home sale and purchase, realty and mortgage assistance, as well as comprehensive moving and storage services both at origin and destination. In addition we earn revenues from the provision of specialized transportation services for high value products that require unique handling capabilities for our corporate clients.

        Operating revenues from our network services segment include premiums received for the provision of insurance coverage such as auto liability, occupational accident, physical damage, and cargo and warehouse insurance coverage. Our revenues also include fees charged to the independent drivers in our association for access to a suite of services that includes fuel, cell phone, tire services, legal assistance and retirement programs, and the provision of maintenance and repair services.

        In our transportation solutions segment our revenue represents charges for the provision of inventory management expertise to coordinate a variety of services such as purchased transportation, order fulfillment, project-specific delivery management, and the tracing of products through the customer's supply chains.

        Purchased Transportation Expenses:    Purchased transportation expenses ("PTE") represent amounts paid by us to independent third parties, such as agents and owner operators, for providing capabilities for the fulfillment of our customer moving and transportation needs.

        In our relocation services—North America operations, PTE consists of amounts paid in respect of owner/operator transportation services; packing and loading service fees as well as associated assessorial services; agent commissions associated with in-home estimates, customer service, storage services, and other third party transportation services.

        In our Relocation Services—Europe & Asia Pacific, PTE consists of amounts paid to third parties for supplemental transportation, packing and loading services associated with providing comprehensive moving and transportation services.

        In our transportation solutions segment, PTE consists of amounts paid in respect of owner/operator transportation services as well as providing specialized handling and delivery capabilities.

        Given the structure of our model in North America, which utilizes independent agents and owner/operators to provide transportation capabilities, including trucks and trailers, as well as warehouse facilities for storage and delivery programs, a higher proportion of overall costs are represented by PTE when compared to our operations in Europe and Asia Pacific.

        Other Direct Expenses:    Other direct expenses comprise facility and equipment costs, employee labor costs, commissions paid to realtors, home closing costs and other relocation service fees in addition to claims expenses associated with cargo loss and damage as well as claims associated with our other various insurance offerings.

        General and Administrative Expenses:    General and administrative expenses comprise employee compensation and benefit costs, which account for over 50% of general and administrative expenses, as well as communication costs, rent, supplies and other purchased services. In addition, general and administrative expenses include amortization expense in respect of certain intangible assets.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

        The following table sets forth certain figures regarding our results of operations for the three months ended June 30, 2003, compared to the three months ended June 30, 2002.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Relocation Solutions—North America	$408.5	$387.6	5.4%
Relocation Solutions—Europe and Asia Pacific	105.1	89.4	17.6%

Global Relocation Solutions	513.6	477.0	7.7%
Network Services	39.1	31.7	23.3%
Transportation Solutions	24.8	28.4	(12.7)%

Operating revenues	$577.5	$537.1	7.5%

Gross margin	$113.9	101.8	11.9%
General and administrative expenses	87.7	77.7	12.8%
Restructuring credit	—	(0.1)	u

Income from operations	$26.2	$24.2	8.3%

Income from operations:
Relocation Solutions—North America	$12.7	$14.9	(14.8)%
Relocation Solutions—Europe and Asia Pacific	3.0	2.4	25.0%

Global Relocation Solutions	15.7	17.3	(9.2)%
Network Services	9.7	5.5	76.4%
Transportation Solutions	0.8	1.4	(42.9)%

Income from operations	$26.2	$24.2	8.3%

(a)
Percentages are reflected except when greater than 100%, in which case a "u" for unfavorable is shown.

        Operating revenues for the three months ended June 30, 2003 were $577.5 million, an increase of $40.4 million compared to the three months ended June 30, 2002, primarily due to revenue of $16.2 million generated by our acquisitions net of divestiture, $9.3 million of favorable currency impact and $14.9 million of net growth in our other businesses.

        Revenue in global relocation solutions for the three months ended June 30, 2003 increased $36.6 million as compared to the three months ended June 30, 2002, due to acquisitions net of divestitures of $16.2 million, currency impact of $9.3 million and an increase in our other businesses of $11.1 million.

        Within global relocation solutions, revenue from acquisitions net of divestitures was $16.2 million, consisting of $12.2 million from the CRS acquisition, $8.6 million from the Maison Huet, Scanvan and Rowan Simmons acquisitions, partially reduced by $4.6 million resulting from the sale of our U.K. industrial moving business in December 2002.

        Revenue in global relocation solutions also increased $9.3 million due to favorable currency impacts. For the three months ended June 30, 2003, the British pound sterling, the Australian dollar and the Euro were stronger as compared to the U.S. dollar for the three months ended June 30, 2002 by approximately 10%, 14% and 19%, respectively.

        In addition, revenue increased $11.1 million primarily due to gains in the northAmerican and SIRVA Relocation brands and our Canadian business of $4.8 million, $10.4 million and $2.4 million, respectively, partially offset by a decline in specialized transportation of $2.8 million and lower revenue in the Allied brand of $3.7 million. Revenue per shipment was higher by 9% in northAmerican due to increased weight per shipment. The improvement in SIRVA Relocation reflects the success of integrating the CRS acquisition into our service offerings. Revenue per shipment in specialized transportation was lower by 11.3% due to a customer mix shift. Shipments were lower by 5% in Allied due to a decrease in national account business.

        Revenue in network services for the three months ended June 30, 2003 was $7.4 million higher as compared to the three months ended June 30, 2002. The increase was primarily due to $2.4 million incremental growth from the success of integrating the NAIT acquisition and additional market penetration for the insurance services unit's range of insurance products.

        Revenue in transportation solutions decreased $3.6 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, due primarily to a decrease in business, as compared to 2002 levels, with its largest customer.

        Gross Margin.    Gross margin for the three months ended June 30, 2003 was $113.9 million, an increase of $12.1 million compared to the three months ended June 30, 2002. The increase was due primarily to $6.3 million of higher margins from our acquisitions, $2.8 million of currency impact and $5.3 million of net growth in our other businesses. The gross margin (as a percentage of sales) was 19.7% for the three months ended June 30, 2003 and was 19.0% for the three months ended June 30, 2002. The higher gross margin as a percent of sales is in part due to a greater mix of higher margin relocation services in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

        General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2003 were $87.7 million, an increase of $10.0 million compared to the three months ended June 30, 2002. The increase was primarily due to $3.7 million of expenses associated with the incremental effect of our acquisitions made after June 30, 2002, $2.8 million due to currency impact and $1.3 million of intangibles amortization. The increase was also due to a year-over-year decrease in income from derivatives of $2.2 million. As a percentage of revenue, general and administrative expenses were 15.2% for the three months ended June 30, 2003, compared to 14.5% for the three months ended June 30, 2002.

        Restructuring.    In the three months ended June 30, 2002, we reversed into income $0.1 million of restructuring reserves pertaining to the logistics parts centers restructuring, which was established in 2001, as we were able to sublease certain parts centers facilities earlier than originally estimated.

        Income (Loss) from Operations.    Income from operations for the three months ended June 30, 2003 was $26.2 million, an increase of $2.0 million from the same period last year. The increase was primarily due to a net increase of $2.0 million from our acquisitions, net of divestiture.

        Income from operations in global relocation solutions for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 decreased $1.6 million primarily due to a year-over-year decrease in income from derivatives of $2.2 million and $3.2 million decrease from specialized transportation, partially offset by $3.7 million additional income from operations from our acquisitions net of divestiture, primarily SIRVA Relocation.

        Income from operations in network services for the three months ended June 30, 2003 was $4.2 million higher, primarily due to insurance services' higher margins due to increased revenue and the incremental income from operations from the NAIT acquisition.

        Income from operations of $0.8 million for transportation solutions for the three months ended June 30, 2003 was $0.6 million less than the same period last year primarily due to lower margins due to reduced business, as compared to 2002 levels, with its largest customer.

        Interest Expense.    Interest expense for the three months ended June 30, 2003 was $12.6 million compared to $12.3 million in the three months ended June 30, 2002. This increase is due primarily to higher average borrowings related to our 2002 acquisitions, partially offset by lower interest rates.

        Provision for Income Taxes.    For the three months ended June 30, 2003, the provision for income taxes was $4.5 million based on pre-tax income of $13.5 million for an average tax rate of 33.3%. For the three months ended June 30, 2002, provision for income taxes was $4.2 million based on a pre-tax income of $11.2 million for an average tax rate of 37.5%. Our estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have permanently reinvested earnings and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

        The following table sets forth certain figures regarding our results of operations for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
Operating revenues:
Relocation Solutions—North America	$722.2	$676.2	6.8%
Relocation Solutions—Europe and Asia Pacific	206.5	181.1	14.0%

Global Relocation Solutions	928.7	857.3	8.3%
Network Services	74.6	54.1	37.9%
Transportation Solutions	46.6	55.4	(15.9)%

Operating revenues	$1,049.9	$966.8	8.6%

Gross margin	$207.8	182.0	14.2%
General and administrative expenses	169.2	152.4	11.0%
Restructuring credit	—	(0.8)	u

Income from operations	$38.6	$30.4	27.0%

Income from operations:
Relocation Solutions—North America	$13.9	$10.2	36.3%
Relocation Solutions—Europe and Asia Pacific	6.6	5.0	32.0%

Global Relocation Solutions	20.5	15.2	34.9%
Network Services	17.7	11.5	53.9%
Transportation Solutions	0.4	3.7	(89.2)%

Income from operations	$38.6	$30.4	27.0%

(a)
Percentages are reflected except when greater than 100%, in which case a "u" for unfavorable is shown.

        Operating revenues for the six months ended June 30, 2003 were $1,049.9 million, an increase of $83.1 million compared to the six months ended June 30, 2002, primarily due to revenue of $50.7 million generated by our acquisitions net of divestiture, $24.1 million of favorable currency impact and $8.3 million of net growth in our other businesses.

        Revenue in global relocation solutions for the six months ended June 30, 2003 increased $71.4 million as compared to the six months ended June 30, 2002, due to acquisitions net of divestitures of $41.4 million, currency impact of $24.1 million and an increase in our other business of $5.9 million.

        Within global relocation solutions, revenue from acquisitions net of divestitures was $41.4 million, consisting of $41.0 million from the CRS acquisition, $11.1 million from the Maison Huet, Scanvan and Rowan Simmons acquisitions, partially reduced by $10.7 million resulting from the sale of our U.K. industrial moving business in December 2002.

        Revenue in global relocation solutions also increased $24.1 million due to favorable currency impacts. For the six months ended June 30, 2003, the British pound sterling, the Australian dollar and the Euro were stronger as compared to the U.S. dollar for the six months ended June 30, 2002 by approximately 10%, 13% and 19%, respectively.

        In addition, revenue increased $5.9 million primarily due to gains in the northAmerican and SIRVA Relocation brands and our Canadian business of $9.4 million, $9.3 million and $2.6 million, respectively, partially offset by a decline in specialized transportation of $7.4 million and lower revenue in the Allied brand of $6.5 million. Revenue per shipment was higher by 9% in northAmerican due to increased weight per shipment. The improvement in SIRVA Relocation reflects the success of integrating the CRS acquisition into our service offerings. Revenue per shipment was lower by 11.3% in specialized transportation primarily due to customer mix. Shipments were lower 4% in Allied due to a decrease in national account business.

        Revenue in network services for the six months ended June 30, 2003 was $20.5 million higher as compared to the six months ended June 30, 2002. The increase was primarily due to $13.5 million from the April 2002 acquisition of the business of NAIT and additional market penetration for the insurance services unit's range of insurance products.

        Revenue in transportation solutions decreased $8.8 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, due primarily to a decrease in business from its largest customer, as compared to 2002 levels which was higher than normal.

        Gross Margin.    Gross margin for the six months ended June 30, 2003 was $207.8 million, an increase of $25.8 million compared to the six months ended June 30, 2002. The increase was due primarily to $25.7 million of higher margins from our acquisitions and $7.9 million of currency impact, partially offset by a decrease of $6.0 million in specialized transportation. The gross margin (as a percentage of sales) was 19.8% for the six months ended June 30, 2003 and was 18.8% for the six months ended June 30, 2002.

        General and Administrative Expenses.    General and administrative expenses for the six months ended June 30, 2003 were $169.2 million, an increase of $16.8 million compared to the six months ended June 30, 2002. The increase was primarily due to $11.0 million of expenses associated with our acquisitions and $7.4 million due to currency impact. The increase was also due to $2.7 million of intangibles amortization and a year-over-year $2.0 million decrease in income from derivatives. These items were partially offset by $2.1 million of lower general and administrative expenses as a result of continuing cost containment programs, whereby we have reduced discretionary expenses, and the effects of prior year restructuring programs, in which headcount was reduced. As a percentage of revenue, general and administrative expenses were 16.1% for the six months ended June 30, 2003, compared to 15.8% for the six months ended June 30, 2002.

        Restructuring.    In the six months ended June 30, 2002, we reversed into income $0.8 million of restructuring reserves pertaining to the parts centers restructuring, which was established in 2001, as we were able to sublease certain parts centers facilities earlier than originally estimated.

        Income from Operations.    Income from operations for the six months ended June 30, 2003 was $38.6 million, an increase of $8.2 million from the same period last year. The increase was primarily due to a net increase of $7.4 million from our acquisitions net of divestiture.

        Income from operations in global relocation solutions for the six months ended June 30, 2003 increased $5.3 million as compared to the six months ended June 30, 2002, primarily due to $4.1 million from our acquisitions, $1.5 million incremental income from operations from the SIRVA Relocation acquisition, $4.4 million from our other operations and $0.4 million currency impact, partially offset by $2.6 million reduction in specialized transportation due to reduced margins, $2.0 million of intangibles amortization and $1.7 million of year-over-year decrease in income from derivatives.

        Income from operations in network services for the six months ended June 30, 2003 was $17.7 million, $6.2 million higher than for the same period last year. The increase was primarily due to accretive income from operations from the NAIT acquisition of $3.3 million and incremental income from operations of $2.1 million, reflecting the sucess of integrating the NAIT operations. This was partially offset by a year-over-year derivative loss of $0.9 million related to marking the insurance unit's investment portfolio to market.

        Income from operations in transportation solutions decreased $3.3 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, primarily due to reduced margins associated with the revenue from the reduced business of transportation solution's largest customer partially offset by the reversal into income of $0.8 million of restructuring reserves pertaining to the parts center restructuring, which was established in 2001, as we were able to sublease certain parts centers earlier than originally estimated.

        Interest Expense.    Interest expense for the six months ended June 30, 2003 was $25.1 million compared to $24.8 million in the six months ended June 30, 2002. The increase is due primarily to higher average borrowings related to our 2002 acquisitions, partially offset by lower interest rates.

        Provision for Income Taxes.    For the six months ended June 30, 2003, income tax expense was $4.2 million based on pre-tax income of $13.3 million for a tax rate of 31.6%. For the six months ended June 30, 2002, income tax expense was $1.5 million based on pre-tax income of $5.2 million for a tax rate of 28.8%. Our estimated provision of income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have permanently reinvested earnings and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

Financial Condition

        The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Consolidated Cash Flow Information

        The following table presents certain cash flow information for the periods indicated. You should read this information about cash flow in conjunction with our consolidated financial statements and the accompanying notes to those financial statements appearing elsewhere in this filing.

	Six Months Ended June 30,
	2003	2002
Cash and cash equivalents at January 1,	$42.9	$32.1
Cash flow provided by (used for) operating activities	(12.6)	32.3
Cash flow used for investing activities	(47.0)	(91.4)
Cash flow provided by financing activities	68.4	70.4
Effect of translation	2.0	0.5

Cash and cash equivalents at period end	$53.7	$43.9

  Cash flows from operating activities.

        For the six months ended June 30, 2003 and 2002, net cash used by operating activities was $12.6 million and net cash provided by operating activities was $32.3 million, respectively.

        The following table presents certain additional information regarding cash flow provided by (used for) operating activities, which provides a more complete understanding of the key drivers of our cash flow performance.

	Six Months Ended June 30,
	2003	2002
Net income	$9.1	$3.7
Adjustments to reconcile net income to cash flow provided by (used for) operating activities	33.8	22.2
Other changes in working capital(1)	(38.5)	(1.6)

	4.4	24.3
Changes in relocation properties held for sale	(17.0)	8.0

Cash flow provided by (used for) operating activities	$(12.6)	$32.3

(1)
Represents "changes in operating assets and liabilities" as disclosed in our consolidated and condensed consolidated statements of cash flow, excluding changes in relocation properties held for resale, net

        In May 2002, we acquired SIRVA Relocation, which added a new dimension to our business. As part of our relocation product offering, we provide equity advances to relocating client employees, and occasionally take possession of the home (and the related mortgage) under buy-out programs arranged with our corporate client. These advances and properties are classified as current assets in our consolidated balance sheets. These assets, net of associated mortgages or client funding, are financed in large part by our relocation financing facilities. In accordance with generally accepted accounting principles, movements in our relocation assets and corresponding payables are classified within cash flows from operations, while the corresponding funding movements are classified within cash flows from financing operations. For internal management purposes, we exclude the impact of movements in these relocation assets from both operating and financing cash flow, as we believe that they are of a cash-neutral nature.

        For the six months ended June 30, 2003 and 2002, net cash used for operating activities was $12.6 million and net cash provided by operating activities was $32.3 million, respectively. Excluding the impact of our relocation assets, cash flow provided by operating activities for the six months ended June 30, 2003 was $4.4 million as compared to $24.3 million in the comparable period of 2002. We measure a large component of working capital by tracking a calculation of average daily sales outstanding in receivables ("DSO"). DSO stood at 48 days at June 30, 2003, in line with the position at December 31, 2002. DSO stood at 50 days at June 30, 2002 as compared to 52 days at December 31, 2001. This movement, and lower revenues, resulted in a positive working capital cash flow effect in 2002 while increased revenues with consistent DSO in 2003 has resulted in a use of cash to support growth in the business.

        Since our acquisition of SIRVA Relocation in May 2002, we have experienced significant growth in client relocations. This significant growth has resulted in an increase in equity advances and homes held in inventory. Consequently current assets relating to advances and relocation properties held for resale increased by $17.0 million in the first half of 2003 compared to a decrease of $8.0 million in the first half of 2002. The 2003 increase has resulted in decreased reported cash flows from operating activities, but has not materially impacted the availability under our other credit facilities.

        We believe that cash generated from 2003 operations, together with amounts available under the revolving credit facility and any other available source of liquidity, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months.

  Cash flows used for investing activities.

        For the six months ended June 30, 2003 and 2002, net cash used for investing activities was $47.0 million and $91.4 million, respectively. Total cash used for acquisitions was $30.7 million and $82.9 million in the six months ended June 30, 2003 and 2002 respectively. Cash flows for acquisitions in these two interim periods represent our acquisition of Scanvan in 2003 and NAIT, SIRVA Relocation and Maison Huet in 2002. Our capital expenditures, which we use for computer equipment, software development and transportation and warehouse equipment, totaled $9.7 million and $17.4 million for the six months ended June 30, 2003 and 2002, respectively. Capital expenditures for 2003 are expected to range between $25.0 million and $35.0 million, and we expect to fund these capital expenditures from our cash flows from operations. We will continue to pursue acquisitions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve.

  Cash flows from financing activities.

        The following table presents certain additional information regarding cash flow provided by (used in) financing activities, which provides a more complete understanding of the key drivers of our cash flow performance.

	Six Months Ended June 30,
	2003	2002
Changes in revolving credit facility	$63.5	$(5.0)
Changes in long-term debt and capital lease obligations	(14.9)	26.0
Capital contribution from SIRVA	—	56.5
Other	4.4	(7.1)

	53.0	70.4
Changes in relocation financing facilities	15.4	—

Cash flow provided by financing activities	$68.4	$70.4

        Cash flows from financing activities consist primarily of bank borrowings and repayments and proceeds from the issuance of common stock by our parent that were contributed to us.

        In the six months ended June 30, 2002, we acquired businesses for a total consideration of $82.9 million, which were financed through the issuance of $56.5 million of SIRVA common stock and $50.0 million in new bank debt. In addition, our Tranche debt was reduced by $21.9 million as the result of a required excess cash flow payment. In the six months ended June 30, 2003, we acquired businesses for a total consideration of $30.7 million, which were financed by our revolving credit facility.

        Following our acquisition of Rowan Simmons in August 2002, we began to provide relocation related financing services to our clients in the U.K. These operations resulted in cash inflows from our relocation financing facilities of $15.4 million in the six months ended June 30, 2003.

        In the six months ended June 30, 2003 and 2002, cash flows provided by financing activities totaled $68.4 million and $70.4 million, respectively. In each instance, the financing activities supported our strategic acquisition program, our capital expenditures and the increase in working capital in 2003 associated with our growth.

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

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense, which was $52.2 million in 2002, and is expected to be approximately $50.0 million in 2003 primarily due to lower interest rates. For the six months ended June 30, 2003, interest expense was $25.1 million;

  •
  principal repayments of debt and capital leases, which are scheduled to total $28.3 million in 2003, $26.7 million in 2004, $40.7 million in 2005, $155.5 million in 2006, $141.8 million in 2007 and $152.6 million thereafter. For the six months ended June 30, 2003, principal repayments of debt and capital leases were $15.1 million;

  •
  operating lease payments, which were $58.9 million in 2002 and are scheduled to total $49.0 million in 2003, $39.2 million in 2004, $36.3 million in 2005, $27.0 million in 2006, $24.4 million in 2007 and $102.9 million thereafter;

  •
  unconditional purchase commitments which are scheduled to total $17.2 million in 2003, $21.7 million in 2004, $21.0 million in 2005, $19.3 million in 2006, $18.6 million in 2007 and $83.5 million thereafter;

  •
  capital expenditures, which were $33.3 million in 2002, and are expected to range between $30.0 million and $35.0 million in 2003. For the six months ended June 30, 2003, capital expenditures were $9.7 million; and

  •
  working capital requirements as may be needed to support business growth.

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

        Debt Service.    Principal and interest payments under our senior credit facility and interest payments on the notes represent significant liquidity requirements for us. Our senior credit facility is comprised of note payable—Tranche A, note payable—Tranche B and a revolving credit facility. As of June 30, 2003, we had $624.8 million of indebtedness for borrowed money and capital leases consisting of:

  •
  $150.0 million principal amount of our 13 3/8% senior subordinated notes;

  •
  $318.8 million outstanding under our term loans (consisting of a note payable—tranche A and a note payable—tranche B amounting to $110.0 million and $208.8 million, respectively);

  •
  $84.0 million outstanding under our $150.0 million revolving credit facility;

  •
  $15.5 million of capital leases;

  •
  $39.5 million of short-term debt, consisting of a $31.6 million mortgage revolving credit facility and $7.9 million of foreign subsidiaries operating lines of credit; and

  •
  $17.0 million of other debt.

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

        As of June 30, 2003, the Company had available $54.6 million under the revolving credit facility forming part of our senior credit facility to meet our future working capital and other business needs.

        Covenant Restrictions.    The senior credit facility imposes restrictions on our ability to make capital expenditures. Additionally, the senior credit facility, the indenture governing the notes and the agreements governing our parent company's senior discount debt, which at June 30, 2003 had accreted to $61.1 million, limit our ability to incur additional indebtedness. Such restrictions could limit our ability to:

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

  Commitments and Contingencies

        Purchase commitments consisted of the following at June 30, 2003:

Outsourcing agreements through June 30, 2012	$172.0
Software licenses	3.2

$175.2

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

        We have produced and are producing records in response to two grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with the investigation and understand that numerous other companies have received similar subpoenas.

Seasonality

        Our operations are subject to seasonal trends common to the moving and relocation industries. Results of our operations for the quarters ending in December and March are typically lower than the quarters ending in June and September due to reduced shipments in the winter months. With respect to relocation solutions—North America, over half of its revenue is typically generated from May through September. For movement of specialized transportation products, shipping requirements of the customer base result in higher shipment volumes at the end of each quarter. Relocation solutions—Europe and Asia Pacific experiences seasonality with respect to residential moves; however, this is somewhat diminished by the geographic diversity of our moving activities and involvement with other non-seasonal business services such as records management and office moving.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. We believe the adoption of FIN 46 will not have a material effect on our operating results or financial condition. As of June 30, 2003, we had no variable interest entities.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have not yet determined the effect of the adoption of SFAS 149 on our operating results or financial condition.

        In May 2003, the FASB issued Statement No. 150 "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after December 15, 2003. We believe the adoption of SFAS 150 will not have a material effect on operating results or financial condition.

Restructuring

        In June 2001, our transportation solutions operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms and severance agreements, certain facility lease payments will continue through September 2005. During the three and six months ended June 30, 2002, $0.1 million and $0.8 million, respectively, of restructuring credit occurred when we were able to sublease certain parts center facilities earlier than originally estimated.

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

  •
  our network services segment is subject to extensive regulation and such regulation could limit our ability to draw on our insurance subsidiaries' assets to repay our indebtedness;

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

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $3.7 million. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.9 million in 2003. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our net annual interest rate expense by approximately $1.9 million in the next year.

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

        We had four open interest rate swap agreements as of June 30, 2003. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment, therefore, for the effective position of these derivatives, market rate changes are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1 month LIBOR	1 month LIBOR	1 month LIBOR	1 month LIBOR
Effective date	January 2003	March 2003	April 2003	April 2003
Expiration date	January 2007	March 2006	April 2005	April 2005

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the six months ended June 30, 2003 and 2002, we recognized a currency loss of $0.5 million and an insignificant gain, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. Dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in maturity (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the Euro. The contract amounts of foreign currency forwards at June 30, 2003 and 2002 were $52.2 million and $3.6 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of June 30, 2003 would result in a hypothetical loss of approximately $3.1 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the six months ended June 30, 2003 and 2002 we recognized a loss of $1.9 million and a gain of $0.1 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

        We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the six months ended June 30, 2003 and 2002, we recognized a loss of $0.1 million and gain of $0.8 million, respectively. The insurance investment portfolio also included marketable equity securities which are classified as available-for-sale and are recorded at fair value within other assets on our balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

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

        We have produced and are producing records in response to two grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with the investigation and understand that numerous other companies have received similar subpoenas.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        (a)   Due to the acquisitions in 2002 and a desire to organize the business along new lines, the Company has realigned certain businesses within its segment structure. Segment information as of and for the years ended December 31, 2002, 2001 and 2000, presented in realigned format.

December 31, 2002:	Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations	Total Assets(2)
Relocation Solutions—North America	$1,538,725	$22,428	$39,614	$717,422
Relocation Solutions—Europe and Asia Pacific	407,972	17,058	24,840	374,794

Global Relocation Solutions	1,946,697	39,486	64,454	1,092,216
Network Services	125,042	3,118	26,453	223,465
Transportation Solutions	108,194	1,174	3,275	20,282

Consolidated Totals	$2,179,933	$43,778	$94,182	$1,335,963

December 31, 2001:	Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations	Total Assets(2)
Relocation Solutions—North America	$1,652,135	$25,872	$15,142	$609,451
Relocation Solutions—Europe and Asia Pacific	387,081	20,104	25,976	312,768

Global Relocation Solutions	2,039,216	45,976	41,118	922,219
Network Services	84,210	659	18,478	149,609
Transportation Solutions	125,877	2,107	(6,294)	23,986

Consolidated Totals	$2,249,303	$48,742	$53,302	$1,095,814

December 31, 2000:	Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations
Relocation Solutions—North America	$1,791,803	$29,053	$8,424
Relocation Solutions—Europe and Asia Pacific	372,745	21,834	23,730

Global Relocation Solutions	2,164,548	50,887	32,154
Network Services	75,812	704	17,365
Transportation Solutions	138,334	2,289	326

Consolidated Totals	$2,378,694	$53,880	$49,845

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

  Specified items related to segment assets:

	Year Ended December 31, 2002 Capital Expenditures	Year Ended December 31, 2001 Capital Expenditures	Year Ended December 31, 2000 Capital Expenditures
Relocation Solutions—North America	$13,296	$27,195	$38,134
Relocation Solutions—Europe Asia Pacific	18,335	20,840	16,943

Global Relocation Solutions	31,631	48,035	55,077
Network Services	1,648	44	7
Transportation Solutions	51	269	293

Consolidated Totals	$33,330	$48,348	$55,377

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  31
  Certifications required by Rule 13a-14(a).

  32
  Certifications required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

  (b)
  Reports on Form 8-K

    Report on Form 8-K filed on May 9, 2003 reporting certifications pursuant to 18 United States Code, Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN VAN LINES, INC.
Date August 14, 2003	/s/ JOAN E. RYAN Joan E. Ryan Chief Financial Officer
Date August 14, 2003	/s/ DENNIS M. THOMPSON Dennis M. Thompson Controller

QuickLinks

PART I.
  ITEM 1. FINANCIAL STATEMENTS
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Balance Sheets At June 30, 2003 and December 31, 2002 (Dollars in thousands except share data) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Income Statements For the three and six months ended June 30, 2003 and 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statement of Changes in Stockholder's Equity For the six months ended June 30, 2003 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2003 and 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements June 30, 2003 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements (Continued) June 30, 2003 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements (Continued) June 30, 2003 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements (Continued) June 30, 2003 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements June 30, 2003 (Dollars in thousands) (Unaudited)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES