Form 10-Q
period 2003-09-30
NORTH AMERICAN VAN LINES INC /DE
filed 2003-11-14
CIK 1103280

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Explanatory Note

        This Quarterly Report on Form 10-Q reflects a restatement for the following:

  •
  The three and nine-month periods ended September 30, 2002 are being restated to record $1.3 million and $2.3 million, respectively, of intangible amortization expense. During 2002, we made acquisitions and did not record any intangible amortization expense until the fourth quarter. We have subsequently determined that $2.3 million of amortization expense recorded in the fourth quarter of 2002 should have been recorded for the nine-month period ended September 30, 2002.

        In addition to the restatement adjustment, we have reclassified goodwill of $328.9 million at December 31, 2002 in the accompanying balance sheet from Goodwill and Intangible Assets, as previously reported, to a separate line item.

        The nine-month period ended September 30, 2003 reflects $3.0 million of equity based compensation expense related to stock subscription and stock option grants made to certain managers and directors in June 2003 and August 2003. The amount of the expense recorded is the difference between the subscription or exercise price, as applicable, and the deemed fair value of common and redeemable common stock of the Company's parent, SIRVA on the date of grant in accordance with APB 25, "Accounting for Stock Issued to Employees". This charge includes $0.9 million of expense for stock subscription and stock option grants made in August 2003 recorded for the three-month period ended, September 30, 2003, and $2.1 million of expense for stock subscription and stock option grants made in June 2003 recorded for the three and six-month periods ended, June 30, 2003. As the $2.1 million of equity based compensation expense relating to the June 2003 grants was not originally reflected in the Company's Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2003 and 2002, the Company is currently in the process of filing an amendment on Form 10-Q/A for that period to reflect this restatement.

        The adjustments reflected in this filing are described in more detail in note 12. Although we have given effect to the above noted adjustments and the transaction described in note 2, other 2002 information contained therein has not been updated. Therefore, you should read this filing together with our Annual Report on Form 10-K for the year ended December 31, 2002, as well as other documents that we have filed with the Securities and Exchange Commission.

PART I.

ITEM 1.    FINANCIAL STATEMENTS

NORTH AMERICAN VAN LINES, INC.
Condensed Consolidated Balance Sheets
At September 30, 2003 and December 31, 2002
(Dollars in thousands except share data)
(Unaudited)

NORTH AMERICAN VAN LINES, INC.
Condensed Consolidated Balance Sheets
At September 30, 2003 and December 31, 2002
(Dollars in thousands except share data)
(Unaudited)

	September 30, 2003	December 31, 2002
		(As restated, see note 12)
Assets
Current assets:
Cash and cash equivalents	$57,358	$42,920
Accounts and notes receivable, net of allowance for doubtful accounts of $23,433 and $24,922, respectively	418,038	308,313
Relocation properties held for resale, net of allowance for loss on sale of $2,175 and $1,772, respectively	79,103	39,115
Other current assets	47,404	38,145
Deferred and recoverable income taxes	37,989	37,641

Total current assets	639,892	466,134

Property and equipment, net	173,443	170,830
Goodwill, net	347,879	328,917
Intangible assets, net	226,842	227,626
Receivable from SIRVA, Inc.	33,700	28,879
Other assets	118,967	113,577

Total long-term assets	900,831	869,829

Total assets	$1,540,723	$1,335,963

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$26,996	$27,261
Relocation financing facilities	37,657	15,432
Other short-term debt	2,614	1,073
Accounts payable	114,022	83,729
Relocation properties related payables	56,473	38,630
Accrued transportation expense	101,559	63,691
Other current liabilities	241,249	230,607
Accrued income taxes	8,088	6,116

Total current liabilities	588,658	466,539

Long-term debt and capital lease obligations	558,448	515,254
Due to SIRVA, Inc.	24,134	32,133
Other liabilities	61,800	66,610
Deferred income taxes	50,548	34,479

Total long-term liabilities	694,930	648,476

Total liabilities	1,283,588	1,115,015

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in-capital	271,987	271,987
Accumulated other comprehensive loss	(28,204)	(29,075)
Retained earnings (accumulated deficit)	13,352	(21,964)

Total stockholder's equity	257,135	220,948

Total liabilities and stockholder's equity	$1,540,723	$1,335,963

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.
Consolidated Income Statements
For the three and nine months ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

NORTH AMERICAN VAN LINES, INC.
Consolidated Income Statements
For the three and nine months ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
		(As restated, see note 12)		(As restated, see note 12)
Operating revenues	$728,391	$675,250	$1,778,253	$1,642,048
Operating expenses:
Purchased transportation expense	426,125	415,966	1,002,110	990,554
Other direct expense	159,712	131,198	425,748	341,447

Total direct expenses	585,837	547,164	1,427,858	1,332,001
Gross margin	142,554	128,086	350,395	310,047
General and administrative expenses	85,814	82,839	252,309	235,260
Intangibles amortization	1,411	1,300	4,143	2,300
Equity based compensation expense	821	—	2,970	—
Restructuring	—	—	—	(842)

Income from operations	54,508	43,947	90,973	73,329
Non-operating income (expense)	333	(8)	191	(316)
Interest expense	12,349	13,839	37,475	38,683

Income before income taxes	42,492	30,100	53,689	34,330
Provision for income taxes	14,855	11,541	18,373	12,669

Net income	$27,637	$18,559	$35,316	$21,661

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.
Consolidated Statement of Changes in Stockholder's Equity
For the nine months ended September 30, 2003
(Dollars in thousands)
(Unaudited)

	Total	Retained earnings (accumulated)	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 31, 2002	$220,948	$(21,964)	$(29,075)	$—	$271,987
Comprehensive income (loss):
Net income	35,316	35,316
Unrealized hedging loss, net of tax benefit of $(989)	(1,924)		(1,924)
Net change in unrealized holding gain on available-for-sale securities, net of tax of $102	(4)		(4)
Minimum pension liability, net of tax of $2,232	(2,232)		(2,232)
Foreign currency translation adjustment, net of tax of $2,851	5,031		5,031

Total comprehensive income	36,187

Balance at September 30, 2003	$257,135	$13,352	$(28,204)	$—	$271,987

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	Sept 30, 2003	Sept 30, 2002
		(As restated, see note 12)
Cash flows from operating activities:
Net income	$35,316	$21,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,701	25,602
Amortization	7,253	5,126
Amortization of debt issuance costs	2,220	2,047
Change in provision for losses on accounts and notes receivable	2,854	4,836
Deferred income taxes	16,331	13,609
Gain on sale of assets, net	(1,128)	(414)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(90,887)	(75,342)
Relocation properties held for resale, net	(32,590)	(5,579)
Other current assets	6,453	227
Accounts payable	24,435	26,548
Other current liabilities	49,325	18,140
Accrued income taxes	1,458	(1,510)
SIRVA intercompany accounts	(12,821)	(13,177)
Other long-term assets and liabilities	(6,612)	38,339

Net cash provided by operating activities	29,308	60,113

Cash flows from investing activities:
Additions of property and equipment	(17,399)	(24,949)
Proceeds from sale of property and equipment	4,696	2,336
Purchases of investments	(82,614)	(43,522)
Proceeds from maturity or sale of investments	61,136	45,627
Acquisitions, net of cash acquired	(29,365)	(99,251)
Other investing activities	(2,195)	(1,248)

Net cash used for investing activities	(65,741)	(121,007)

Cash flows from financing activities:
Borrowings on revolving credit facility and other short-term debt	394,169	240,816
Repayments on revolving credit facility and other short-term debt	(337,645)	(235,409)
Borrowings on relocation financing facilities	54,434	1,053
Repayments on relocation financing facilities	(33,140)	(1,349)
Borrowings on long-term debt	449	50,403
Repayments on long-term debt and capital lease obligations	(21,596)	(27,799)
Capital contributions from SIRVA	—	56,500
Other financing activities	(7,057)	(11,163)

Net cash provided by financing activities	49,614	73,052
Effect of translation adjustments on cash	1,257	986

Net increase in cash and cash equivalents	14,438	13,144
Cash and cash equivalents at beginning of period	42,920	32,119

Cash and cash equivalents at end of period	$57,358	$45,263

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

        In accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", our parent, SIRVA, Inc. ("SIRVA"), has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting described by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

        Had the Company elected to apply the provisions of SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income would have changed as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
		(As restated, see note 12)		(As restated, see note 12)
Net income as reported	$27,637	$18,559	$35,316	$21,661
Equity based compensation expense included in net income, net of tax	283	—	319	—
Pro forma compensation cost under fair value method, net of tax	(432)	(87)	(698)	(243)

Adjusted net income	$27,488	$18,472	$34,937	$21,418

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. On October 8, 2003, the FASB deferred the effective date of FIN 46 for variable interest entities created before February 1, 2003 until the first reporting period after December 15, 2003. As of September 30, 2003, the Company had no variable interest entities.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 which did not have a material effect on operating results or financial condition.

        In May 2003, the FASB issued Statement No. 150 "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after June 15, 2003. The Company adopted SFAS 150 which did not have a material effect on operating results or financial condition.

        Certain reclassifications have been made to the condensed consolidated financial statements for the prior periods presented to conform with the September 30, 2003 presentation.

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

        On June 6, 2003, the Company purchased Scanvan, a Scandinavian—based moving services company, for $23,160, net of acquired cash. The cost of Scanvan has been preliminarily allocated to the net assets acquired and is subject to adjustment when additional information concerning asset and liability valuations is finalized.

        The acquisition of Scanvan was part of the Company's ongoing strategy to expand its relocation and moving capabilities in major regions of the world. This acquisition offered the Company a direct entrance into the Scandinavian market, where it historically had a limited presence. The aggregate consideration for Scanvan was developed assessing both a multiple of earnings and cash flow as well as its complementary geographic locations.

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

(4)    Cash and Cash Equivalents

        Cash and cash equivalents included $31,215 and $22,069 at September 30, 2003 and December 31, 2002, respectively, primarily relating to the Company's wholly owned insurance subsidiaries. While these cash balances may be used without limitation by the insurance subsidiaries for their operations, the payment of cash dividends by the insurance subsidiaries to the Company is principally dependent upon the amount of their statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is, in turn, generally restricted by law or subject to approval of the insurance regulatory authorities of the states or countries in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders.

(5)    Long-term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consisted of the following:

	September 30, 2003	December 31, 2002
Revolving credit facility	$82,000	$27,000
Note payable—Tranche A	105,038	120,000
Note payable—Tranche B	208,264	209,887
Senior Subordinated Notes	150,000	150,000
Capital lease obligations	22,746	18,971
Other	17,396	16,657

Total debt and capital lease obligations	585,444	542,515
Less current maturities	26,996	27,261

Total long-term debt and capital lease obligations	$558,448	$515,254

        The Company guarantees certain operating lines of credit maintained by wholly owned foreign subsidiaries. As of September 30, 2003 and December 31, 2002, the outstanding balance was $2,614 and $1,074, respectively.

        The consolidated leverage ratio and interest coverage ratio of September 30, 2003 were 3.61 to 1.00 and 3.39 to 1.00, respectively, compared to required ratios of < 4.60 to 1.00 and > 2.35 to 1.00, respectively.

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

        The Company has produced and is producing records in response to two grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice Antitrust Division through a grand jury in the Eastern District of Virginia. The Company is cooperating with the investigation and understands that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members' household goods between the U.S. and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies.

        While the investigation is ongoing and exposes the Company to potential criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises the Company of them. Management believes that, based on information currently available to it, the investigation's outcome will not have a material adverse impact on the Company's overall operations or financial condition, although there can be no assurance that it will not. Any potential fines, penalties, or judgments, however, may have a material effect on the Company's earnings in the period in which they are recognized.

        Some of the Company's moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anticompetitive practices. The relevant operations represented less than 1.7% of consolidated operating revenue in the aggregate for the years ended December 31, 2000, 2001 and 2002, and the nine months ended September 30, 2003. The investigations could expose the company to administrative and other penalties. The Company is cooperating with the investigations which the Company expects will take several years to complete. Management believes that, based on information currently available to it, the outcome of the investigations will not have a material adverse impact on the Company's overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on the Company's earnings in the period in which they are recognized.

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

  (b) Environmental Matters

        The Company has been named as a potentially responsible party ("PRP") in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, the Company believes that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established which totaled $35 as of December 31, 2002 and September 30, 2003, respectively. These reserves are based upon the Company's allocation of the total estimated cleanup costs as a de minimis contributor pursuant to agreed orders executed with the Indiana Department of Environmental

Management and the U.S. Environmental Protection Agency. The Company has made no provision for expected insurance recovery. The Company could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if it is named as a PRP in other proceedings.

        The Company owns or has owned and leases or has leased facilities at which underground storage tanks are located and operated. Management believes that the Company has taken the appropriate and necessary action with regard to releases that have occurred. Based on its assessment of the facts and circumstances now known and after consulting with its legal counsel, management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Company is aware. Further, management believes it is unlikely that any identified matters, either individually or in aggregate, will have a material effect on the Company's financial position, results of operations or liquidity. As conditions may exist on these properties related to environmental problems that are latent or as yet unknown, there can be no assurance that the Company will not incur liabilities or costs in the future, the amount of which cannot be estimated reliably at this time.

  (c) Purchase Commitments

        Purchase commitments consisted of the following:

	September 30, 2003	December 31, 2002
Outsourcing agreements	$167,253	$176,382
Software licenses	2,790	4,297
Transportation equipment	2,243	1,608
Other	—	358

	$172,286	$182,645

        On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. As of September 30, 2003, the remaining purchase commitment was $163,311. For the nine months ended September 30, 2003, the Company paid Covansys $5,398. Covansys Corporation is a related party, as 24.5% of its outstanding common stock is owned by Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership ("Fund VI"). As of September 30, 2003, Fund VI held 23.5% of the capital stock of SIRVA. Fund VI is managed by Clayton, Dubilier & Rice, Inc. a private investment firm that is organized as a Delaware corporation, and is an affiliate of SIRVA's controlling shareholder, Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership.

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

  Global Relocation Solutions

        The Company's Global Relocation Solutions business provides a combination of relocation services, global mobility services and moving and storage services that we tailor by geographic region to the specific needs of our customers. Global Relocation Solutions is comprised of the Relocation Services-North America and Relocation Solutions-Europe and Asia Pacific reportable segments. This business provides the following services:

  •
  Relocation Services: Relocation services include realtor services for home sales and purchases, tax and expense management and closing and destination services.

  •
  Global Mobility Services: These services include assignment and management programs, destination services to identify housing, schools, and other critical client needs, as well as expatriate tax and expense management services.

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

  •
  Commercial Customers: The Company provides a broad portfolio of services to commercial customers, including office relocations and records managements.

  •
  Transportation of High-Value Products: The Company provides customized solutions to facilitate the movement of high-value products that require specialized transport and handling such as electronics, telecommunications, medical equipment and fine art.

        For the three-month and nine-month periods ended September 30, 2002, income from operations for Relocation Solutions—North America segment has been restated to record $0.8 million and $1.3 million of intangible amortization expense. See note 12.

  Network Services

        The Company's Network Services segment offers a variety of services for truck drivers, fleet owners and agents, both inside and outside the Company's network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, the Company offers a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of the Company's National Association of Independent Truckers, an association of independent contract truck drivers. For the three-month and nine-month periods ended September 30, 2002, income from operations for Network Services segment has been restated to record $0.5 million and $1.0 million of intangible amortization expense. See note 12.

  Transportation Solutions

        The Company provides a unique combination of third party logistics transportation solutions designed to benefit a select market niche of customers that require transportation management, inventory visibility at the serialized level, and delivery solutions that are coordinated at the item level to deliver commercial goods that require specialized handling in a timely manner, and with the proper equipment to fit the situation. The tables below represent information about revenues, income from operations and total assets by segment used by the chief decision-maker of the Company:

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
		(As restated, see note 12)		(As restated, see note 12)
Operating Revenues
Relocation Solutions—North America	$511,332	$493,377	$1,233,505	$1,169,602
Relocation Solutions—Europe and Asia Pacific	144,428	118,945	350,891	300,098

Global Relocation Solutions	655,760	612,322	1,584,396	1,469,700
Network Services	43,319	35,794	117,885	89,860
Transportation Solutions	29,312	27,134	75,972	82,488

Consolidated operating revenues	$728,391	$675,250	$1,778,253	$1,642,048

Income from operations
Relocation Solutions—North America	$28,244	$24,764	$42,136	$34,495
Relocation Solutions—Europe and Asia Pacific	17,230	12,214	23,857	17,178

Global Relocation Solutions	45,474	36,978	65,993	51,673
Network Services	8,393	6,904	26,125	17,858
Transportation Solutions	1,462	65	1,825	3,798
Corporate	(821)	—	(2,970)	—

Consolidated income from operations	$54,508	$43,947	$90,973	$73,329

	As of
	September 30, 2003	December 31, 2002
Total assets
Relocation Solutions—North America	$816,428	$717,422
Relocation Solutions—Europe and Asia Pacific	442,986	374,794

Global Relocation Solutions	1,259,414	1,092,216
Network Services	257,919	223,465
Transportation Solutions	23,390	20,282

Consolidated total assets	$1,540,723	$1,335,963

(8)    Restructuring

        In June 2001, the Transportation Solutions operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms and severance agreements, certain facility lease payments will continue through September 2005. During the nine months ended September 30, 2002, $842 of restructuring credit occurred when the Company was able to sublease certain parts center facilities earlier than originally estimated.

(9)    Related Party

        The receivable from SIRVA at September 30, 2003 and December 31, 2002 of $33,700 and $28,879, respectively, consists of amounts that the Company has paid on behalf of SIRVA for treasury stock and various transaction fees.

        The payable to SIRVA at September 30, 2003 and December 31, 2002 of $24,134 and $32,133, respectively, consists of amounts that the Company has received from the sale of SIRVA redeemable common stock and common stock.

(10)    Supplemental Information

        The following summarized consolidating balance sheets, statements of operations and statements of cash flows were prepared to segregate such financial statements between those entities that have guaranteed the Company's senior subordinated notes ("Guarantor" entities) and those entities that did not guarantee such debt ("Non-Guarantor" entities). In addition to the restatement discussed in note 12, the Company has restated the presentation of its consolidating condensed statement of operations for the three and nine months ended, September 30, 2002, to properly reflect the earnings of its subsidiaries on the equity method of accounting.

        For the three-month and nine-month periods ended September 30, 2002, total operating expenses for the Parent and NAVL Consolidated columns below have been restated to record $1.3 million and $2.3 million, respectively, or intangible amortization expense. See note 12.

        Consolidated condensed balance sheet data as of September 30, 2003 and December 31, 2002 is summarized as follows:

	September 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$115,198	$210,279	$106,577	$(14,016)	$418,038
Other current assets	36,811	74,883	110,231	(71)	221,854

Total current assets	152,009	285,162	216,808	(14,087)	639,892

Property and equipment, net	47,537	18,811	107,095	—	173,443
Goodwill and intangible assets, net	571,486	3,235	—	—	574,721
Other assets	240,065	224,712	444,716	(756,826)	152,667

Total assets	$1,011,097	$531,920	$768,619	$(770,913)	$1,540,723

Current liabilities	$110,877	$274,286	$215,608	$(12,113)	$588,658
Long-term debt and capital lease obligations	544,029	216	14,203	—	558,448
Other liabilities	99,056	46,790	—	(9,364)	136,482

Total liabilities	753,962	321,292	229,811	(21,477)	1,283,588
Stockholder's equity	257,135	210,628	538,808	(749,436)	257,135

Total liabilities and stockholder's equity	$1,011,097	$531,920	$768,619	$(770,913)	$1,540,723

	December 31, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$100,220	$140,764	$80,518	$(13,189)	$308,313
Other current assets	35,993	51,739	70,160	(71)	157,821

Total current assets	136,213	192,503	150,678	(13,260)	466,134

Property and equipment, net	54,187	22,163	94,480	—	170,830
Goodwill and intangible assets, net	537,836	3,235	15,472	—	556,543
Other assets	289,548	195,438	265,417	(607,947)	142,456

Total assets	$1,017,784	$413,339	$526,047	$(621,207)	$1,335,963

Current liabilities	$92,696	$210,489	$174,522	$(11,168)	$466,539
Long-term debt and capital lease obligations	505,846	221	9,187	—	515,254
Other liabilities	198,294	25,307	17,006	(107,385)	133,222

Total liabilities	796,836	236,017	200,715	(118,553)	1,115,015
Stockholder's equity	220,948	177,322	325,332	(502,654)	220,948

Total liabilities and stockholder's equity	$1,017,784	$413,339	$526,047	$(621,207)	$1,335,963

        Consolidated condensed statements of operations data for the three and nine months ended September 30, 2003 and 2002 are summarized as follows:

	Three months ended September 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$221,340	$291,850	$234,948	$(19,747)	$728,391
Total operating expenses	214,015	268,019	211,596	(19,747)	673,883

Income from operations	7,325	23,831	23,352	—	54,508
Non-operating income (expense)	742	—	(409)	—	333
Interest expense	11,277	840	232	—	12,349
Dividend income	—	—	—	—	—

Income (loss) before income taxes	(3,210)	22,991	22,711	—	42,492
Provision for income taxes	9,268	19	5,568	—	14,855
Equity (income) loss	(40,115)	(4,094)	—	44,209	—

Net income (loss)	$27,637	$27,066	$17,143	$(44,209)	$27,637

	Three months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 12)				(As restated, see note 12)
Operating revenues	$224,297	$273,096	$191,305	$(13,448)	$675,250
Total operating expenses	218,375	253,116	173,260	(13,448)	631,303

Income from operations	5,922	19,980	18,045	—	43,947
Non-operating income (expense)	829	—	(837)	—	(8)
Interest expense	12,323	988	528	—	13,839
Dividend income	—	—	—	—	—

Income (loss) before income taxes	(5,572)	18,992	16,680	—	30,100
Provision for income taxes	6,108	2,802	2,631	—	11,541
Equity (income) loss	(30,239)	(2,951)	—	33,190	—

Net income (loss)	$18,559	$19,141	$14,049	$(33,190)	$18,559

        Consolidated condensed statements of operations data for the nine months ended September 30, 2003 and 2002 are summarized as follows:

	Nine months ended September 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Operating revenues	$559,418	$699,316	$567,487	$(47,968)	$1,778,253
Total operating expenses	553,372	657,553	524,323	(47,968)	1,687,280

Income from operations	6,046	41,763	43,164	—	90,973
Non-operating income (expense)	2,304	—	(2,113)	—	191
Interest expense	34,259	2,586	630	—	37,475
Dividend income	—	—	(1,091)	1,091	—

Income (loss) before income taxes	(25,909)	39,177	41,512	(1,091)	53,689
Provision for income taxes	5,156	535	12,682	—	18,373
Equity (income) loss	(66,381)	(13,483)	—	79,864	—

Net income (loss)	$35,316	$52,125	$28,830	$(80,955)	$35,316

	Nine months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 12)				(As restated, see note 12)
Operating revenues	$563,590	$644,046	$474,020	$(39,608)	$1,642,048
Total operating expenses	550,312	616,497	441,518	(39,608)	1,568,719

Income from operations	13,278	27,549	32,502	—	73,329
Non-operating income (expense)	2,556	—	(2,872)	—	(316)
Interest expense (income)	35,613	(7,585)	10,655	—	38,683
Dividend income	—	—	(12,695)	12,695	—

Income (loss) before income taxes	(19,779)	35,134	31,670	(12,695)	34,330
Provision for income taxes	838	4,077	7,754	—	12,669
Equity (income) loss	(42,278)	2,658	—	39,620	—

Net income (loss)	$21,661	$28,399	$23,916	$(52,315)	$21,661

        Consolidated condensed statements of cash flows data for the nine months ended September 30, 2003 and 2002 are summarized as follows:

	Nine months ended September 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$(20,792)	$12,634	$37,466	$29,308

Cash flows from investing activities:
Additions of property and equipment	(3,224)	(4,449)	(9,726)	(17,399)
Proceeds from sale of property and equipment	834	162	3,700	4,696
Purchases of investments	—	—	(82,614)	(82,614)
Proceeds from maturity or sale of investments	—	—	61,136	61,136
Acquisitions, net of cash acquired	(7,263)	1,362	(23,464)	(29,365)
Other investing activities	(672)	(1,523)	—	(2,195)

Net cash used for investing activities	(10,325)	(4,448)	(50,968)	(65,741)

Cash flows from financing activities:
Borrowings on revolving credit facilities and relocation financing facilities, net	55,000	—	22,818	77,818
Borrowings on long-term debt	449	—	—	449
Repayments on long-term debt and capital lease obligations	(19,541)	—	(2,055)	(21,596)
Other financing activities	(1,257)	(2,863)	(2,937)	(7,057)

Net cash (used for) provided by financing activities	34,651	(2,863)	17,826	49,614

Effect of translation adjustment on cash	—	—	1,257	1,257

Net increase in cash and cash equivalents	3,534	5,323	5,581	14,438
Cash and cash equivalents at beginning of period	4,280	10,849	27,791	42,920

Cash and cash equivalents at end of period	$7,814	$16,172	$33,372	$57,358

	Nine months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by operating activities	$33,292	$19,110	$7,711	$60,113

Cash flows from investing activities:
Additions of property and equipment	(3,002)	(6,145)	(15,802)	(24,949)
Proceeds from sale of property and equipment	641	1,241	454	2,336
Purchases of investments	—	—	(43,522)	(43,522)
Proceeds from maturity or sale of investments	—	—	45,627	45,627
Acquisitions, net of cash acquired	(94,564)	—	(4,687)	(99,251)
Other investing activities	(505)	(743)	—	(1,248)

Net cash used for investing activities	(97,430)	(5,647)	(17,930)	(121,007)

Cash flows from financing activities:
Repayments on revolving credit facility, net	3,000	—	2,111	5,111
Borrowings on long-term debt	50,403	—	—	50,403
Repayments on long-term debt and capital lease obligations	(25,977)	(7)	(1,815)	(27,799)
Capital contribution from SIRVA	56,500	—	—	56,500
Other financing activities	(9,004)	(2,460)	301	(11,163)

Net cash provided by (used for) financing activities	74,922	(2,467)	597	73,052

Effect of translation adjustment on cash	—	—	986	986

Net increase (decrease) in cash and cash equivalents	10,784	10,996	(8,636)	13,144
Cash and cash equivalents at beginning of period	5,687	4,054	22,378	32,119

Cash and cash equivalents at end of period	$16,471	$15,050	$13,742	$45,263

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

(11)    Equity Based Compensation Expense

        For the three and nine months ended September 30, 2003, the Company recognized $0.8 million and $3.0 million, respectively, of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in June and August 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of SIRVA's common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by the Company in respect of these transactions is $6.7 million. The Company expects to recognize $0.5 million in the fourth quarter of 2003 and $1.5 million, $0.8 million, $0.5 million, $0.3 million and $0.1 million in each of 2004, 2005, 2006, 2007 and 2008 respectively.

(12)    Restatement

        The accompanying condensed consolidated financial statements reflect the following restatement:

  •
  The three and nine-month periods ended September 30, 2002 are being restated to record $1.3 million and $2.3 million, respectively, of intangible amortization expense. During 2002, we made acquisitions and did not record any intangible amortization expense until the fourth quarter. We have subsequently determined that $2.3 million of amortization expense recorded in the fourth quarter of 2002 should have been recorded for the nine-month period ended September 30, 2002. In addition, the effect on the three and six-months ended June 30, 2002 is for $1.0 million ($0.6 million, net of tax) of intangible amortization expense.

        The nine-month period ended September 30, 2003 reflects $3.0 million of equity based compensation expense related to stock subscription and stock option grants made to certain managers and directors in June 2003 and August 2003. The amount of the expense recorded is the difference between the subscription or exercise price, as applicable, and the deemed fair value of common and redeemable common stock of the Company's parent, SIRVA on the date of grant in accordance with APB 25, "Accounting for Stock Issued to Employees". This charge includes $0.9 million of expense for stock subscription and stock option grants made in August 2003 recorded for the three-month period ended, September 30, 2003, and $2.1 million of expense for stock subscription and stock option grants made in June 2003 recorded for the three and six-month periods ended, June 30, 2003. As the $2.1 million ($1.4 million, net of tax) of equity based compensation expense relating to the June 2003 grants was not originally reflected in the Company's Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2003 and 2002, the Company is currently in the process of filing an amendment on Form 10-Q/A for that period to reflect this restatement.

        The impact of the adjustments on the Company's consolidated financial statements is as follows:

	Three Months Ended
	September 30, 2002, as originally reported	September 30, 2002, as restated
Intangibles amortization	$—	$1,300
Provision for income taxes	12,042	11,541
Net Income	$19,226	$18,559

	Nine Months Ended
	September 30, 2002, as originally reported	September 30, 2002, as restated
Intangibles amortization	$—	$2,300
Provision for income taxes	13,570	12,669
Net Income	$22,927	$21,661

        In addition to the above adjustments, we have reclassified goodwill of $328.9 million at December 31, 2002 in the accompanying balance sheet from Goodwill and Intangible Assets, as previously reported, to a separate line item.

(13)    Subsequent Event

        SIRVA, Inc., the Company's parent, intends to effect an initial public offering of shares of its Common Stock, pursuant to a registration statement, no. 333-108185, as amended, under the Securities Act of 1933, as amended. In connection with the offering, the Company intends to effect a refinancing of its existing senior credit facility with a new senior credit facility. The commitments provided by the proposed lenders for the new senior credit facility provided for the Company and one or more of its foreign subsidiaries to be the borrowers under the facility. In connection with a planned internal reorganization, the Company is in discussions with the lenders to provide that a new entity to be named SIRVA Worldwide, Inc., which will be the Company's immediate holding company, will be the primary borrower under the new senior credit facility, with one or more of its foreign subsidiaries to be additional borrowers. Upon consummation of this refinancing, the Company expects that the borrowers thereunder will have outstanding borrowings under the new senior credit facility of $459,700,000, representing an increase of $64,400,000, as of September 30, 2003. Of these borrowings, the Company expects that $425,000,000 will be in the form of a term loan and $34,700,000 will be drawn initially under the $175,000,000 revolving portion of the new senior credit facility. As a result of this refinancing, the Company expects to realize significantly lower interest expense.

        The Company has commenced a tender offer for all of its 13 3/8% senior subordinated notes due 2009. A portion of the net proceeds from the SIRVA initial public offering and borrowings under the new senior credit facility will be used to finance the note repurchase. To the extent that the Company purchases less than all of the senior subordinated notes under the tender offer, its initial borrowings under the revolving portion of the new senior credit facility will be less than currently anticipated. In connection with the tender offer, the Company has received the requisite consents to remove substantially all of the restrictive covenants and certain other provisions from the indenture governing its senior subordinated notes. As of October 31, 2003, approximately 93% of the notes had been tendered. The tender offer is conditioned, among other things, on the consummation of the SIRVA initial public offering, and the refinancing described above.

        It is expected that the consummation of the tender offer will result in a charge of $27.0 million for tender premiums on the 13 3/8% senior subordinated notes, a $13.6 million write-off of deferred debt issuance costs on the existing senior credit facility, and a write-off of unrecognized hedging losses associated with open interest rate swaps of $3.5 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base. We handle more than 385,000 relocations per year including transferring corporate and government employees and moving individual consumers. We operate in 43 countries under well-recognized brand names including Allied®, northAmerican®, Global® and SIRVA Relocation in North America, Pickfords® in the U.K., Maison Huet® in France, Scanvan® in Scandinavia and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. This unique combination is driving our growth by addressing our corporate and government customers' needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

Operating Segments

        Our business operates in four segments: Relocation Solutions-North America, Relocation Solutions-Europe & Asia Pacific, Network Services and Transportation Solutions. We sometimes refer to our Relocation Solutions-North America and Relocation Solutions-Europe & Asia Pacific segments together as Global Relocation Solutions.

        Global Relocation Solutions.    We offer a comprehensive suite of relocation solutions to our more than 2,500 corporate and government customers around the world. We offer a wide variety of employee relocation services including the sale of employees' homes, movement of their household goods, purchase of their new homes and provision of destination services. In addition, we provide our corporate customers with moving services for products that require special handling and constant monitoring due to their high value. Our relocation solutions services are provided by a team of over 6,000 employees around the world and a network of agents and other service providers.

        Relocation Solutions—North America provides our moving services through our proprietary branded network of 780 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage and distribution of household goods. We act as a network manager for our agents, providing, among other things, brand management, load optimization, billing, collection and claims handling. Historically, our operating revenues for this segment have been derived predominantly from our moving services business.

        Relocation Solutions—Europe & Asia Pacific provides moving services through a network of company-owned and agent-owned locations in the U.K., Continental Europe and the Asia Pacific region. To date, our operating revenues for this segment have been derived predominantly from our moving services business.

        Network Services offers a variety of services for truck drivers, fleet owners and agents, both inside and outside our network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of our National Association of Independent Truckers, an association of independent contract truck drivers. This association currently has more than 24,800 owner/operator members.

        Transportation Solutions provides inventory management solutions, using proprietary asset management technology, to coordinate a variety of services such as order fulfillment, project specific delivery management and the tracing of products through a customer's supply chains.

Refinancing and Tender Offer

        SIRVA, Inc., our parent, intends to effect an initial public offering of shares of its Common Stock, pursuant to a registration statement, no. 333-108185, as amended, under the Securities Act of 1933, as amended. In connection with the offering, we intend to effect a refinancing of our existing senior credit facility with a new senior credit facility. The commitments provided by the proposed lenders for the new senior credit facility provided for us and one or more of its foreign subsidiaries to be the borrowers under the facility. In connection with a planned internal reorganization, the we are in discussions with the lenders to provide that a new entity to be named SIRVA Worldwide, Inc., which will be our immediate holding company, will be the primary borrower under the new senior credit facility, with one or more of its foreign subsidiaries to be additional borrowers. Upon consummation of this refinancing, we expect that the borrowers thereunder will have outstanding borrowings under the new senior credit facility of $459.7 million, representing an increase of $64.4 million, as of September 30, 2003. Of these borrowings, we expect that $425.0 million will be in the form of a term loan and $34.7 million will be drawn initially under the $175.0 million revolving portion of the new senior credit facility. As a result of this refinancing, we expect to realize significantly lower interest expense.

        The Company has commenced a tender offer for all of its 13 3/8% senior subordinated notes due 2009. A portion of the net proceeds from the SIRVA initial public offering and borrowings under the new senior credit facility will be used to finance the note repurchase. To the extent that we purchase less than all of the senior subordinated notes under the tender offer, our initial borrowings under the revolving portion of the new senior credit facility will be less than currently anticipated. In connection with the tender offer, we have received the requisite consents to remove substantially all of the restrictive covenants and certain other provisions from the indenture governing our senior subordinated notes. As of October 31, 2003, approximately 93% of the notes had been tendered. The tender offer is conditioned, among other things, on the consummation of the SIRVA initial public offering, and the refinancing described above.

        It is expected that the consummation of the tender offer will result in a charge of $27.0 million for tender premiums on the 13 3/8% senior subordinated notes, a $13.6 million write-off of deferred debt issuance costs on the existing senior credit facility, and a write-off of unrecognized hedging losses associated with open interest rate swaps of $3.5 million.

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        Revenue recognition.    For our moving services, we recognize estimated gross operating revenues to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed. Calculations by shipment are based upon estimated weights resulting from a survey of the home and the known distances between origin and destination. The estimate of revenue remains in a receivable account called Delivered Not Processed, or DNP, until the customer is invoiced. Concurrent with the DNP estimate, we recognize an accrual for purchased transportation expenses, or PTE, to account for the estimated costs of packing services, transportation expenses and other such costs associated with the service delivery. The estimate for PTE is not adjusted until we determine actual charges in accordance with agent compensation guidelines, or until we are invoiced for actual charges, which is typically within 30 days of the estimate.

        For our real estate related relocation services, fees are paid to us by corporate customers at either a fixed price per transferred employee or based upon a fixed percentage of the home's selling price. In either case, revenue is recognized when a home sale contract with the ultimate buyer is signed. If we purchase a property from the transferee when no outside buyer has been located, revenue is not recognized on that property until the closing of a sale to an outside buyer. Additionally, fees are paid to us by company-qualified real estate agents for the home-sale listing or home purchase referral of a transferred employee and are recognized as revenue when a home sale contract with the buyer is signed.

        In connection with the adoption of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), we performed an initial review of our different revenue streams to assess the appropriate presentation of each source of revenue. Since that time, and as the underlying business has developed, we review each new revenue stream and periodically re-assess our analysis of existing revenue streams to determine the appropriate presentation. Based on these assessments and the guidance contained in EITF 99-19, we recognize the majority of our operating revenues on a gross basis.

        Insurance reserves.    We have first dollar insurance coverage, subject to specified deductibles, for principally all insurable business risks except cargo damage claims, delay claims and claims in our insurance business. Our multiple-line property and commercial liability insurance group sets its reserve rates based on a percentage of earned premium. The percentage is based on historical data, run rates and actuarial methods. At September 30, 2003 and December 31, 2002, our insurance reserves totaled $53.8 million and $48.7 million respectively, however actual results may be materially different from our current estimates.

        Claims reserves.    We estimate costs relating to cargo damage based principally on actuarial methods applied to historical trends. Both the frequency of claims and the severity of claims influence claim costs. Claim frequency, measured by the ratio of claims to shipments, generally falls within a relatively small range and is influenced by the volume of shipments and the type of product being transported. Claim severity, measured as the average cost per claim, is influenced by the type of product transported as well as by the coverage level chosen by the customer.

        These historical metrics are used to record a provision in the current period for the cost to settle claims that have been incurred, but will be settled in future periods. The customer generally files a claim for damage shortly after the service is completed, but the settlement process can extend from a period of a few months to several years. As a result of the length of the settlement cycle, it is necessary to utilize frequency and severity trends to estimate current period claims expenses that are derived from prior years, as these years contain more fully developed claims experience. An analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded as appropriate. At September 30, 2003 and December 31, 2002, our claims reserves totaled $25.8 million and $27.2 million, respectively, however actual results may be materially different from our current estimates.

        Allowance for doubtful accounts.    An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers or agents to make required payments. If the financial condition of our customers and agents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable as of September 30, 2003 and December 31, 2002, amounted to $23.4 million and $24.9 million, and represented 5.3% and 7.5% of our accounts receivable balances respectively. Actual results may be materially different from our current estimates.

        Goodwill and intangible assets.    We amortized goodwill and other intangible assets over their useful lives prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill

and Other Intangible Assets" ("SFAS 142") on January 1, 2002. Useful lives were based on management's estimates of the periods that the assets will generate operating revenues. Following our adoption of SFAS 142, we no longer amortize goodwill and intangible assets having indefinite useful lives; however, we were required to perform an initial impairment review in 2002, which did not result in an impairment charge. This standard also requires that an annual impairment review be performed, which requires us to place a fair value on the individual reporting units of our business. This required us to select an appropriate method of valuation for our business using discounted estimated cash flows and to assess assumptions inherent in such a method on an annual basis. In addition, whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets might not be recoverable, we will perform an impairment review.

        The judgments we make in determining whether our goodwill and other intangible assets are impaired will directly affect our reported operating income, since any time we determine that any of these assets are impaired, we will be required to recognize a charge in our statement of operations for the relevant period equal to the decline in value of such assets. Our goodwill and other intangible assets totaled $574.7 million at September 30, 2003 and $556.5 million at December 31, 2002, which in each case included $408.7 million related to the original purchase of NAVL and the Allied and Pickfords businesses.

        Intangible assets with finite lives are amortized over their useful lives using a straight-line amortization method for all time periods presented. For customer and member relationships, those lives range from 5 to 18 years and for covenants not to compete, lives range from 3 to 5 years. Commencing October 1, 2003, we will amortize customer and member relationship intangible assets over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Under this method, approximately 50% of the intangible asset will be amortized over the first 5 years of their respective useful lives, which average 14.5 years, thereby resulting in half of the amortization expense being recognized over the first third of the intangible's useful life.

        Pensions and other postretirement benefits.    We provide a range of benefits to our current and retired employees, including defined benefit retirement plans, postretirement health care and life insurance benefits and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles (GAAP), which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries.

        Impairment of long-lived assets.    We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we calculate an impairment loss. An impairment loss is equal to the difference between the fair value of the asset and its carrying value. Fair value is generally determined using a discounted cash flow methodology.

        Commitments and contingencies.    We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside counsel.

        Income taxes.    We follow SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. At September 30, 2003 and December 31, 2002 our gross deferred tax assets totaled $94.0 million and $92.4 million respectively, with corresponding valuation allowances of $0.6 million at both dates.

        Allowance for relocation properties held for resale.    An allowance is maintained for the amount by which the estimated price of our homes in inventory is less than the purchase price. If we experienced a reduction in the market value of the homes in inventory, additional allowances may be required. Our allowances for loss on the disposition of homes in inventory as of September 30, 2003 and December 31, 2002 amounted to $2.2 million, and $1.8 million, respectively. As of September 30, 2003, we reduced our allowance for relocation properties held for resale to 5.1% of our at-risk home inventory from 7.0% at December 31, 2002, which resulted in an increase in income of approximately $0.8 million. The reserve had been increased in 2002 and early 2003 due to concerns about a housing bubble and product mix change to shorter marketing periods prior to our acquiring the home into inventory, however, neither of these two concerns have materialized and the allowance was adjusted accordingly.

Seasonality

        Our operations are subject to seasonal trends. Operating revenues and income from operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher shipment count associated with the summer moving season, which also allows for somewhat higher pricing than in the winter months.

Taxation

        For the three and nine months ended September 30, 2003 and September 30, 2002, our estimated provision for income taxes was lower than the amount computed by applying the U.S. federal and state statutory rates. This favorable difference is primarily due to (1) differences in the mix of the statutory rates between the U.S. and countries where we have reinvested earnings, and (2) tax incentive programs that we have qualified for under the laws of certain jurisdictions.

Results of Operations

        The following table sets forth information concerning our results of operations for the three and nine months ended September 30, 2003 and September 30, 2002, also expressed as a percentage of our operating revenues for the respective periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	(Dollars in millions)
			(As restated, see note 12)				(As restated, see note 12)
Operating revenues	$728.4	100.0%	$675.3	100.0%	$1,778.3	100.0%	$1,642.0	100.0%
Operating expenses:
Purchased transportation expense	426.1	58.5%	416.0	61.6%	1,002.1	56.4%	990.6	60.3%
Other direct expense	159.7	21.9%	131.2	19.4%	425.8	23.9%	341.4	20.8%
Gross margin	142.6	19.6%	128.1	19.0%	350.4	19.7%	310.0	18.9%
General and administrative expenses	85.8	11.8%	82.9	12.3%	252.3	14.2%	235.2	14.3%
Intangibles amortization	1.4	0.2%	1.3	0.2%	4.1	0.2%	2.3	0.1%
Equity based compensation expense	0.8	0.1%	—	—	3.0	0.2%	—	—
Restructuring	—	—	—	—	—	—	(0.8)	—
Income from operations	54.5	7.5%	43.9	6.5%	91.0	5.1%	73.3	4.5%
Non-operating expense (income)	0.3	0.0%	—	—	0.2	—	(0.3)	—
Interest expense	12.3	1.7%	13.8	2.0%	37.5	2.1%	38.7	2.4%
Provisions for income taxes	14.9	2.0%	11.5	1.7%	18.4	1.0%	12.6	0.8%
Net income	$27.6	3.8%	$18.6	2.8%	$35.3	2.0%	$21.7	1.3%

        Operating Revenues.    Our operating revenues are derived from our Global Relocation Solutions, Network Services and Transportation Solutions operations.

        Operating revenues from our Global Relocation Solutions operations are comprised of amounts billed to each of our corporate, government and military and consumer customers upon the completion of relocation or transportation services. These include the provision of relocation and global mobility services such as home sale and purchase, realty and mortgage assistance, as well as comprehensive moving and storage services both at origin and destination. In addition, we bill our corporate customers for providing specialized transportation services for high value products that require specialized handling capabilities. In our U.S. and Canadian moving operations, a high percentage of the operating revenues generated is for services provided under exclusive contracts with our affiliated agents and owner/operators, the costs of which are included in Purchased Transportation Expenses.

        Operating revenues from our Network Services segment include premiums billed for the provision of insurance coverage such as auto liability, occupational accident, physical damage and inland marine insurance coverage. Our operating revenues also include certain earned commissions for referring our clients to other insurance providers. Additionally, our operating revenues also include fees charged to the independent drivers in our association for access to a suite of services to independent truck drivers that includes fuel, cell phone, tire services, legal assistance and retirement programs, and the provision of maintenance and repair services.

        Operating revenues from our Transportation Solutions segment represent charges billed for our inventory management expertise which coordinates a variety of services such as purchased transportation, order fulfillment, project-specific delivery management, and the tracing of products through the customer's supply chains.

        Purchased transportation expense.    Purchased transportation expense, or PTE, represents amounts paid by us to independent third parties, such as agents, owner/operators, and third-party carriers for providing capabilities for the fulfillment of our customer moving and transportation needs.

  •
  In our Relocation Solutions—North America segment, PTE consists of amounts paid to owner/operators for transportation services; packing and loading service fees as well as associated assessorial services; agent commissions; and other third party transportation services.

  •
  In our Relocation Solutions—Europe & Asia Pacific segment, where we own most of our fulfillment network, our PTE consists of amounts paid to third parties for supplemental transportation, packing and loading services provided during peak periods, and costs associated with other modes of transportation, such as ocean freight.

  •
  In our Transportation Solutions segment, PTE consists of amounts paid for owner/operator transportation, fees associated with providing specialized handling and delivery services, as well as third-party carrier costs of various modes, such as air freight costs.

        Given the structure of our overall business model, which uses independent agents, owner/operators and third-party carriers of various modes to provide transportation, including trucks and trailers, as well as warehouse facilities for storage and delivery programs, a high proportion of overall operating expenses are represented by PTE. The level of PTE generally increases or decreases in proportion to the operating revenues generated from moving and transportation services provided by our independent agent network, as PTE compensation rates are typically determined based on a percentage of revenue that is set by contracts between us and our agents and owner-operators.

        Other direct expenses:    Other direct expenses are comprised of our own facility and equipment costs; employee labor costs; commissions paid to realtors, home closing costs and other relocation service fees in addition to transportation cargo loss and damage expenses and claims costs and loss adjustment expenses associated with our various insurance offerings. Relocation Solutions—Europe & Asia Pacific and Transportation Solutions have more significant levels of direct expenses than our moving services operations in North America.

        Gross margin:    Our gross margin in absolute terms is equal to our operating revenues less direct expenses. Gross margin as a percentage of operating revenues, or gross margin rate, is largely dependent on the mix of our services to customers, and can differ between each of our four operating segments. As discussed above, our Relocation Solutions—North America segment operates with an asset-light model, utilizing our proprietary branded network of agents and independent contractors to service our customers. This results in a significantly higher level of expenses being paid to our agents and independent contractors and thus a lower gross margin in percentage terms, than our Relocation Solutions—Europe & Asia Pacific business, which predominantly utilizes an owned network to fulfill customer requirements. This is contrasted by a traditionally lower level of general and administrative costs as a percentage of our operating revenues in Relocation Solutions—North America as compared to Relocation Solutions—Europe & Asia Pacific. Recently, the increase in non-moving relocation services in the U.S. also has a margin mix impact as compared to our moving operations, as such relocation services have proportionally lower PTE and other direct expenses, a higher gross margin, and higher G&A costs associated with coordinating and administering services.

        Gross margin as a percentage of operating revenues in our Network Services and Transportation Solutions businesses also differ from those experienced in our Global Relocation Solutions operations. Traditionally, the gross margin rate in our Network Services segment, which is predominantly an insurance business (premiums less claim expenses), and in our Transportation Solutions segment (operating revenues less direct expenses) have been higher, with a proportionally higher G&A expense as compared to our moving services and specialized transportation operations in North America.

        General and administrative expense:    General and administrative expense, or G&A expense, includes employee compensation and benefit costs, which account for over 50% of expenses in this category, as well as IT infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. Relocation Solutions—Europe & Asia Pacific, Transportation Solutions and

our relocation services operations in North America have a more significant level of G&A expenses than do our moving services and specialized transportation operations in North America.

        Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

        Operating revenues:    Our operating revenues were $728.4 million for the three months ended September 30, 2003, which represents a $53.1 million, or a 7.9% increase, compared to $675.3 million for the three months ended September 30, 2002.

        The increase in operating revenues was primarily a result of growth in our Relocation Solutions—North America and Network Services segments, which reported increases in operating revenues of $17.9 million and $7.5 million, respectively, period-over-period. These increases are a result of two key factors; first, the acquisitions of NAIT in April 2002 and CRS in May 2002, and second, the significant growth that these businesses have experienced since their acquisition by SIRVA. From April 2002 through September 30, 2003, we have grown the number of members of NAIT by 92.4%. The number of corporate relocation initiations in the relocation services business involving more than simple household goods movement increased by 24.7% during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. For comparative purposes, the number of initiations includes one month of operating data for CRS in 2002 prior to the acquisition. Operating revenues in Relocation Solutions—Europe & Asia Pacific increased $25.5 million period-over-period, largely as a result of $10.8 million of favorable currency impact. Operating revenues in Transportation Solutions increased $2.2 million due primarily to improved program volumes.

        Gross margin:    Gross margin was $142.6 million for the three months ended September 30, 2003, which represents a $14.5 million, or 11.3% increase, compared to $128.1 million of the three months ended September 30, 2002. The growth in gross margin dollars was due to an overall increase in revenue driven in large part by the acquisitions of NAIT and CRS and an overall improvement in gross margin rate.

        Our gross margin as a percentage of operating revenues for the three months ended September 30, 2003 was 19.6%, which represents a 0.6 percentage point increase, compared to 19.0% for the three months ended September 30, 2002. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

        General and administrative expenses:    G&A expenses for the three months ended September 30, 2003 were $85.8 million, which represents a $2.9 million, or 3.5% increase, compared to $82.9 million for the three months ended September 30, 2002. The dollar increase in G&A expense is primarily due to additional costs from the inclusions of NAIT and CRS, as well as $1.8 million of unfavorable currency impact.

        Our G&A expenses as a percentage of operating revenues were 11.8% and 12.3% for the three months ended September 30, 2002 and 2003, respectively. The negative mix effect of growth in businesses with a higher proportion of G&A as a percentage of revenue was offset by continued improvements in productivity. Reflecting this improved productivity, our consolidated headcount was 7,782 as of September 30, 2003, which represents a 355 person, or 4.4% decrease, from 8,137 as of September 30, 2002. Operating revenues per employee at September 30, 2003 were $309,300, which represents a $33,800, or 12.3% increase, compared to $275,500 at September 30, 2002. We have both streamlined our organization and initiated business process improvement projects which allowed us to further reduce headcount during a period when operating revenues increased. We define operating revenues per employee as operating revenues for the twelve-month period ending on the date indicated, divided by the corresponding twelve-month average of company-wide end-of-month employee headcount.

        Intangibles amortization:    Amortization for the three months ended September 30, 2003 was $1.4 million, which represents a $0.1 million increase, compared to $1.3 for the nine months ended September 30, 2002. This increase is directly related to the acquisitions made in 2002.

        Equity based compensation expense:    For the three months ended September 30, 2003, we recognized $0.8 million of non-cash equity-based compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in June and August 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25.

        Income from operations:    Income from operations was $54.5 million for the three months ended September 30, 2003, which represents a $10.6 million, or 24.1% increase, compared to $43.9 million for the three months ended September 30, 2002. The gain reflects the improved operating results in most of our businesses, the year-over-year operating revenues growth following the acquisitions of NAIT and CRS and a 0.6 percentage point increase in gross margin as a percent of operating revenues.

        Interest expense:    Interest expense was $12.3 million for the three months ended September 30, 2003, which represents $1.5 million, or 10.9% decrease, compared to $13.8 million for the three months ended September 30, 2002. The decrease is due primarily to lower interest rates.

        Income tax:    For the three months ended September 30, 2003, our estimated provision for income taxes was $14.9 million based on pre-tax income of $42.5 million, an effective tax rate of 35.0%. For the three months ended September 30, 2002, our estimated provision for income taxes was $11.5 million based on pre-tax income of $30.1 million, an effective tax rate of 38.2%. The reduction in our tax rate is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have reinvested earnings, and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

        Net income:    Net income was $27.6 million for the three months ended September 30, 2003, which represents a $9.0 million increase, compared to a $18.6 million net income for the three months ended September 30, 2002. This improvement reflects the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from operations, along with the impact of our acquisitions, which continue to enhance our global service offering.

Segments Analysis

        The following table sets forth information with respect to our segments:

	Three Months Ended September 30, 2003
	Relocation Solutions
	North America	Europe & Asia Pacific	Network Services	Transportation Solutions	Corporate	Total NAVL
	(Dollars in millions)
Operating revenues	$511.4	$144.4	$43.3	$29.3	$—	728.4
Operating expenses:
Purchased transportation expense	374.7	43.0	—	8.4	—	426.1
Other direct expenses	67.2	51.3	29.8	11.4	—	159.7

Gross margin	$69.5	$50.1	$13.5	$9.5	$—	$142.6

Gross margin as a percentage of operating revenues	13.6%	34.7%	31.2%	32.4%	—	19.6%
Income from operations (1)	$28.2	$17.2	$8.4	$1.5	$(0.8)	$54.5

	Three Months Ended September 30, 2002
	Relocation Solutions
	North America	Europe & Asia Pacific	Network Services	Transportation Solutions	Corporate		Total NAVL
	(Dollars in millions)
	(As restated, see note 12)		(As restated, see note 12)				(As restated, see note 12)
Operating revenues	$493.5	$118.9	$35.8	$27.1		$—	$675.3
Operating expenses:
Purchased transportation expense	373.1	34.4	—	8.5		—	416.0
Other direct expenses	56.3	41.2	23.2	10.5		—	131.2

Gross margin	$64.1	$43.3	$12.6	$8.1	$	— -	$128.1

Gross margin as a percentage of operating revenues	13.0%	36.4%	35.2%	29.9%		—	19.0%
Income from operations	$24.7	$12.2	$6.9	$0.1		$—	$43.9

Key Performance Indicators, 2003 vs. 2002:
Percent change in operating revenues	3.6%	21.4%	20.9%	8.1%		—	7.9%
Percentage point change in gross margin as a percentage of operating revenues	0.6	(1.7)	(4.0)	2.5		—	0.6

(1)
For the three months ended September 30, 2003, we recognized $0.8 million of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in August 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of SIRVA's common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.7 million. We expect to recognize $0.5 million in the fourth quarter of 2003 and $1.5 million, $0.8 million, $0.5 million, $0.3 million and $0.1 million in each of 2004, 2005, 2006, 2007 and 2008, respectively.

Relocation Solutions—North America

        Operating revenues were $511.4 million for the three months ended September 30, 2003, which represents a $17.9 million, or 3.6% increase, compared to $493.5 million for the three months ended September 30, 2002.

        Operating revenues from our relocation services offering increased $17.9 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This is primarily attributable to the growth that we experienced in this business since its acquisition in May 2002. Reflecting the successful integration of CRS into SIRVA Relocation, the number of corporate relocation initiations in the relocation services business involving more than simple household goods movement increased by 24.7% during the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Additionally, operating revenues from our household goods moving services offerings increased by $11.6 million in the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. Household goods shipments decreased 4.3% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, however, the volume decrease was more than offset by an increase in revenue per shipment during the same period. These increases were partially offset by a decline in our specialized transportation service offering of $10.0 million reflecting 10.2% fewer shipments in 2003 when compared to 2002.

        Gross margin was $69.5 million for the three months ended September 30, 2003, representing a $5.4 million, or 8.4% increase, compared to 64.1 million for the three months ended September 30, 2002. Growth in gross margin dollars was primarily attributable to the year-over-year affect of the CRS acquisition, which occurred in May 2002 and the margin associated with the growth that has been achieved since the acquisition. Gross margin as a percentage of operating revenues was 13.6% for the three months ended September 30, 2003, which represents a 0.6 percentage point increase, compared to 13.0% for the three months ended September 30, 2002. This reflects a shift in product mix to relocation services which has a higher gross margin rate than our traditional moving services operations.

        Income from operations was $28.2 million for the three months ended September 30, 2003, which represents a $3.5 million, or 14.2% increase, compared to $24.7 million for the three months ended September 30, 2002, reflecting the increased gross margin rate associated with the CRS acquisition and the subsequent growth of SIRVA Relocation, offset in part by the G&A costs associated with the acquired business.

Relocation Solutions—Europe & Asia Pacific

        Operating revenues were $144.4 million for the three months ended September 30, 2003, which represents a $25.5 million, or 21.4% increased, compared to $118.9 million for the three months ended September 30, 2002.

        The increase in operating revenues is primarily a result of $10.8 million of favorable currency impact as, during the three months ended September 30, 2003, the average value of the Pound Sterling, the Australian dollar and the Euro were stronger as compared to the U.S. dollar for the three months ended September 30, 2002 by approximately 4%, 17% and 13%, respectively. The remainder of the increase was the result of the continued expansion of our records management business and strategic acquisitions completed to enhance our European growth platform, offset by the divestiture of a non-core industrial-moving business in the U.K.

        Gross margin was $50.1 million for the three months ended September 30, 2003, which represents a $6.8 million, or 15.7% increase, compared to $43.3 million for the three months ended September 30, 2002. The dollar increase is primarily due to the Scanvan acquisition. The gross margin as a percentage of operating revenues was 34.7% for the three months ended September 30, 2003, which represents a 1.7 percentage point decrease, compared to 36.4% for the three months ended September 30, 2002, reflecting U.K. domestic business price pressures partially offset by growth in records management and the divestiture of a low-margin industrial moving business in the U.K.

        Income from operations was $17.2 million for the three months ended September 30, 2003, which represents a $5.0 million, or 41.0% increase, compared to $12.2 million for the three months ended September 30, 2002, which was primarily driven by higher growth margins and lower general and administrative costs as a percentage of operating revenues reflecting the results of a strict cost control program imposed as a result of the sluggish economy. During the three months ended September 30, 2003, we sold our Sydney, Australia facility for a gain of $1.8 million. We will lease back the facility for approximately six months until such time as our new facility construction is complete.

Network Services

        Operating revenues were $43.3 million for the three months ended September 30, 2003, which represents a $7.5 million, or 20.9% increase, compared to $35.8 million for the three months ended September 30, 2002. The growth is primarily attributable to the integration of NAIT into SIRVA which has enabled us to offer our pre-existing range of fleet and insurance services to the NAIT membership base. In addition to the growth in our client base, operating revenues have increased due to the insurance environment since September 11, 2001, which has generally resulted in certain premiums increasing in the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

        Gross margin was $13.5 million for the three months ended September 30, 2003, which represents a $0.9 million, or 7.1% increase, compared to $12.6 million for the three months ended September 30, 2002. Growth in gross margin dollars was primarily attributable to the growth that has been achieved since the NAIT acquisition. Gross margin as a percentage of operating revenues was 31.2% for the three months ended September 30, 2003, which represents a 4.0 percentage point decrease, compared to 35.2% for the three months ended September 30, 2002. The decrease was primarily driven by $1.7 million return of premium from one of our reinsurance providers in the three months ended September 30, 2002, which increased gross margin in that period. This impact was partially offset by the substantial increase in our independent contractor insurance portfolio, which has higher gross margin rate characteristics than our agent and small fleet insurance packages as well as our fleet maintenance operations.

        Income from operations was $8.4 million for the three months ended September 30, 2003, representing a $1.5 million, or 21.7% increase, compared to $6.9 million for the three months ended September 30, 2002. This increase reflects the gross margin gains associated with the acquisition and subsequent growth of NAIT, growth in our existing business, higher overall premium rates due to market conditions and G&A expense efficiencies driven by our progressive integration of our network services operations.

Transportation Solutions

        Operating revenues were $29.3 million for the three months ended September 30, 2003, which represents a $2.2 million, or 8.1% increase compared to $27.1 million for the three months ended September 30, 2002. The increase was primarily due to improved programs business.

        Gross margin was $9.5 million for the three months ended September 30, 2003, representing a $1.4 million, or 17.3% increase, compared to $8.1 million for the three months ended September 30, 2002. The increase in gross margin dollars is primarily a result of the aforementioned improvement in operating revenues and an overall slight increase in gross margin rate. The gross margin as a percentage of operating revenues was 32.4% for the three months ended September 30, 2003, which represents a 2.5 percentage point increase, compared to 29.9% for the three months ended September 30, 2002. The improvement is primarily due to a change in the mix of the many customized service packages that we provide to our customer base.

        Income from operations was $1.5 million for the three months ended September 30, 2003, which represents a $1.4 million increase, compared to $0.1 million for the three months ended September 30, 2002. The improvement in operating income is principally inline with the increase in gross margin. In addition, the three months ended September 30, 2002 included a $0.8 million restructuring credit pertaining to the parts centers previously operated through June 2001.

Corporate

        For the three months ended September 30, 2003, we incurred $0.8 million of corporate expense comprised of non-cash equity based compensation expense. The non-cash equity based compensation expense is related to stock subscriptions and stock option grants made to certain managers and directors in June and August 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our parent SIRVA's common and redeemable common stock on the date of grant in accordance with APB 25.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

        Operating revenues:    Our operating revenues were $1,778.3 million for the nine months ended September 30, 2003, which represents an $136.3 million, or an 8.3% increase, compared to $1,642.0 million for the nine months ended September 30, 2002.

        The increase in operating revenues was primarily a result of growth in our Relocation Solutions—North America and Network Services segments, which reported increases in operating revenues of $64.0 million and $28.0 million, respectively, period-over-period. These increases are a result of two key factors: first, the acquisitions of NAIT in April 2002 and CRS in May 2002, and second, the significant growth that these businesses have experienced since their acquisition by SIRVA. From April 2002 through September 30, 2003, we have grown the number of members of NAIT by 92.4%. The number of corporate relocation initiations in the relocation services business involving more than simple household goods movement increased by 35.7% during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. For comparative purposes, the number of initiations includes four months of operating data for CRS in 2002 prior to the acquisition. Operating revenues in Relocation

Solutions—Europe & Asia Pacific increased $50.8 million period-over-period, largely as a result of $34.9 million of favorable currency impact. These gains were offset in part by a $6.5 million decrease in operating revenues from Transportation Solutions due primarily to lower program volumes.

        Gross Margin:    Gross margin was $350.4 million for the nine months ended September 30, 2003, which represents a $40.4 million, or 13.0% increase, compared to $310.0 million for the nine months ended September 30, 2002. The growth in gross margin dollars was due to an overall increase in revenue driven in large part by the acquisitions of NAIT and CRS and an overall improvement in gross margin rate.

        Our gross margin as a percentage of operating revenues for the nine months ended September 30, 2003 was 19.7%, which represents a 0.8 percentage point increase, compared to 18.9% for the nine months ended September 30, 2002. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

        General and administrative expenses:    G&A expenses for the nine months ended September 30, 2003 were $252.3 million, which represents a $17.1 million, or 7.2% increase, compared to $235.2 million for the nine months ended September 30, 2002. The dollar increase in G&A expense is primarily due to additional costs from the inclusions of NAIT and CRS for the full nine-month period in 2003, as well as $9.5 million of unfavorable currency impact.

        Our G&A expenses as a percentage of operating revenues were 14.2% and 14.3% for the nine months ended September 30, 2003 and 2002, respectively. Continued improvements in productivity more than offset the negative mix effect of growth in business with a higher proportion of G&A as a percentage of revenue. Reflecting this improved productivity, our consolidated headcount was 7,708 as of September 30, 2003, which represents a 56 person, or 0.7% decrease, from 7,764 as of September 30, 2002. Operating revenues per employee at September 30, 2003 were $240,000, which represents a $25,800, or 12.0% increase, compared to $214,200 at September 30, 2002. We have both streamlined our organization and initiated business process improvement projects that allowed us to further reduce headcount during a period when operating revenues increased. We define operating revenues per employee as operating revenues for the nine-month period ending on the date indicated, divided by the corresponding nine-month average of company-wide end-of-month employee headcount.

        Intangibles amortization:    Amortization for the nine months ended September 30, 2003 was $4.1 million, which represents a $1.8 million increase, compared to $2.3 for the nine months ended September 30, 2002. This increase is directly related to the acquisitions made in 2002.

        Restructuring:    In the nine months ended September 30, 2002, we released into income $0.8 million of restructuring reserves pertaining to the parts centers previously operated by our Transportation Solutions business. The original provision was established in 2001, and the release in 2002 was due to our ability to sublease certain facilities earlier than originally anticipated.

        Equity based compensation expense:    For the nine months ended September 30, 2003, we recognized $3.0 million of non-cash equity-based compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in June and August 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25.

        Income from operations:    Income from operations was $91.0 million for the nine months ended September 30, 2003, which represents a $17.7 million, or 24.1% increase, compared to $73.3 million for the nine months ended September 30, 2002. The gain reflects the improved operating results in most of our businesses, the year-over-year operating revenues growth following the acquisitions of NAIT and CRS and a 0.8 percentage point increase in gross margin as a percent of operating revenues.

        Interest Expense:    Interest expense was $37.5 million for the nine months ended September 30, 2003, which represents a $1.2 million, or 3.1% decrease, compared to $38.7 million for the nine months ended September 30, 2002. The decrease was due to lower interest rates.

        Income Tax:    Income tax expense was $18.4 million based on pre-tax income of $53.7 million, an effective rate of 34.3% for the nine months ended September 30, 2003, compared to $12.6 million, or an effective rate of 37.0% for the nine months ended September 30, 2002. Our estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S and countries where we have permanently reinvested earnings, and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

        Net Income:    Net income was $35.3 million for the nine months ended September 30, 2003, which represents a $13.6 million increase, compared to $21.7 million of net income for the nine months ended September 30, 2002. This improvement reflects the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from operations, along with the impact of our acquisitions, which continue to enhance our global service offering.

Segment Analysis

        The following table sets forth information with respect to our segments:

	Nine Months Ended September 30, 2003
	Relocation Solutions
	North America	Europe & Asia Pacific	Network Services	Transportation Solutions	Corporate	Total NAVL
	(Dollars in millions)
Operating revenues	$1,233.5	$350.9	$117.9	$76.0	$—	$1,778.3
Operating expenses:
Purchased transportation expense	888.5	94.6	—	19.0	—	1,002.1
Other direct expenses	181.1	133.4	79.7	31.5	—	425.7
Gross margin	$163.8	$122.9	$38.2	$25.5	$—	$350.4
Gross margin as a percentage of operating revenues	13.3%	35.0%	32.4%	33.6%	—	19.7%
Income from operations(1)	$42.3	$23.8	$26.1	$1.8	$(3.0)	$91.0
	Nine Months Ended September 30, 2002
	Relocation Solutions
	North America	Europe & Asia Pacific	Network Services	Transportation Solutions	Corporate	Total NAVL
	As restated, see note 12		As restated, see note 12			As restated, see note 12
	(Dollars in millions)
Operating revenues	$1,169.5	$300.1	$89.9	$82.5	$—	$1,642.0
Operating expenses:
Purchased transportation expense	888.6	80.1	—	21.9	—	990.6
Other direct expenses	134.5	114.0	60.1	32.8	—	341.4
Gross margin	$146.4	$106.0	$29.8	$27.8	$—	$310.0
Gross margin as a percentage of operating revenues	12.5%	35.3%	33.1%	33.7%	—	18.9%
Income from operations	$34.4	$17.2	$17.9	$3.8	$—	$73.3
Key Performance Indicators, 2003 vs. 2002:
Percent change in operating revenues	5.5%	16.9%	31.1%	(7.9)%	—	8.3%
Percentage point change in gross margin as a percentage of operating revenues	0.8	(0.3)	(0.7)	(0.1)	—	0.8

(1)
For the nine months ended September 30, 2003, we recognized $3.0 million of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in June and August 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of SIRVA's common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.7 million. We expect to recognize $0.5 million in the fourth quarter of 2003 and $1.5 million, $0.8 million, $0.5 million, $0.3 million and $0.1 million in each of 2004, 2005, 2006, 2007 and 2008, respectively.

Relocation Solutions—North America

        Operating revenues were $1,233.5 million for the nine months ended September 30, 2003, which represents a $64.0 million, or 5.5% increase, compared to $1,169.5 million for the nine months ended September 30, 2002.

        Operating revenues from our relocation services offering increased $66.9 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This growth is primarily attributable to the inclusion of CRS for a full nine months in 2003, compared to only five months in 2002, and the growth that we have experienced in this business since its acquisition in May 2002. Reflecting the successful integration of CRS into SIRVA Relocation, the number of corporate relocation initiations in the relocation services business involving more than simple household goods movement increased by 35.7% during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. For comparative purposes, the number of initiations includes four months of operating data for CRS in 2002 prior to the acquisition. Additionally, operating revenues from our household goods moving services offerings increased by $17.9 million in the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. Household goods shipments decreased 3.2% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, however, the volume decrease was more than offset by an increase in revenue per shipment during the same period. These increases were partially offset by a decline in our specialized transportation service offering of $20.8 million reflecting 4.9% fewer shipments 2003 when compared to 2002.

        Gross margin was $163.8 million for the nine months ended September 30, 2003, representing a $17.4 million, or 11.9% increase, compared to $146.4 million for the nine months ended September 30, 2002. Growth in gross margin dollars was primarily attributable to the year-over-year affect of the CRS acquisition, which occurred in May 2002 and the margin associated with the growth that has been achieved since the acquisition. Gross margin as a percentage of operating revenues was 13.3% for the nine months ended September 30, 2003, which represents a 0.8 percentage point increase, compared to 12.5% for the nine months ended September 30, 2002. This reflects a shift in product mix to relocation services which has a higher gross margin rate than our traditional moving services operations.

        Income from operations was $42.3 million for the nine months ended September 30, 2003, which represents a $7.9 million, or 23.0% increase, compared to $34.4 million for the nine months ended September 30, 2002, reflecting the increased gross margin rate associated with the CRS acquisition and the subsequent growth of SIRVA Relocation, offset in part by the G&A costs associated with the acquired business.

Relocation Solutions—Europe & Asia Pacific

        Operating revenues were $350.9 million for the nine months ended September 30, 2003, which represents a $50.8 million, or 16.9% increase, compared to $300.1 million for the nine months ended September 30, 2002.

        The increase in operating revenues is primarily a result of $34.9 million of favorable currency impact as, during the nine months ended September 30, 2003, the average value of the Pound Sterling, the Australian dollar and the Euro were stronger as compared to the U.S. dollar for the nine months ended September 30, 2002 by approximately 9%, 17% and 21%, respectively. The remainder of the increase was the result of the continued expansion of our records management business and strategic acquisitions completed to enhance our European growth platform, offset by the divestiture of a non-core industrial moving business in the U.K.

        Gross margin was $122.9 million for the nine months ended September 30, 2003, which represents a $16.9 million, or 15.9% increase, compared to $106.0 million for the nine months ended September 30, 2002. The dollar increase is primarily due to $10.5 million of favorable currency impact and the Scanvan acquisition. The gross margin as a percentage of operating revenues was 35.0% for the nine months ended September 30, 2003, which represents a 0.3 percentage point decrease, compared to 35.3% for the nine months ended September 30, 2002, reflecting U.K. domestic business price pressures partially offset by growth in records management and the divestiture of a low-margin industrial moving business in the U.K.

        Income from operations was $23.8 million for the nine months ended September 30, 2003, which represents a $6.6 million, or 38.4% increase, compared to $17.2 million for the nine months ended September 30, 2002, which was primarily driven by higher gross margins and lower general and administrative costs as a percentage of operating revenues reflecting the results of a strict cost control program imposed as a result of the sluggish economy. During the nine months ended September 30, 2003 we sold our Sydney, Australia facility for a gain of $1.8 million. We will lease back the facility for approximately six months until such time as our new facility construction is complete.

Network Services

        Operating revenues were $117.9 million for the nine months ended September 30, 2003, which represents a $28.0 million, or 31.1% increase, compared to $89.9 million for the nine months ended September 30, 2002. This growth is primarily attributable to the inclusion of NAIT for a full nine months in the 2003 period, compared to only six months in 2002, and the integration of NAIT into SIRVA which has enabled us to offer our pre-existing range of fleet and insurance services to the NAIT membership base. In addition to the growth in our client base, operating revenues have increased due to the insurance environment since September 11, 2001, which has generally resulted in certain premiums increasing in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

        Gross margin was $38.2 million for the nine months ended September 30, 2003, which represents a $8.4 million, or 28.2% increase, compared to $29.8 million for the nine months ended September 30, 2002. Growth in gross margin dollars was primarily attributable to the year-over-year effect of the NAIT acquisition, which occurred at the beginning of April 2002, and the margin associated with the growth that has been achieved since acquisition. Gross margin as a percentage of operating revenues was 32.4% for the nine months ended September 30, 2003, which represents a 0.7 percentage point decrease, compared to 33.1% for the nine months ended September 30, 2002. This decline was primarily driven by a $1.7 million return of premium from one of our reinsurance providers in the nine months ended September 30, 2002. This impact was partially offset by the substantial increase in our independent contractor insurance portfolio, which has higher gross margin rate characteristics than our agent and small fleet insurance packages as well as our fleet maintenance operations.

        Income from operations was $26.1 million for the nine months ended September 30, 2003, representing a $8.2 million, or 45.8% increase, compared to $17.9 million for the nine months ended September 30, 2002. This increase reflects the gross margin gains associated with the acquisition and subsequent growth of NAIT, growth in our existing business, higher overall premium rates due to market conditions and G&A expense efficiencies driven by our progressive integration of our network services operations.

Transportation Solutions

        Operating revenues were $76.0 million for the nine months ended September 30, 2003, which represents a $6.5 million, or 7.9% decrease, compared to $82.5 million for the nine months ended September 30, 2002. This reduction was primarily due to a continued decrease in program activity for the technology sector customers we serve.

        Gross margin was $25.5 million for the nine months ended September 30, 2003, representing a $2.3 million, or 8.3% decrease, compared to $27.8 million for the nine months ended September 30, 2002. The decrease in gross margin dollars is primarily a result of the aforementioned decline in operating revenues and an overall slight decrease in gross margin rate. The gross margin as a percentage of operating revenues was 33.6% for the nine months ended September 30, 2003, which represents a 0.1 percentage point decrease, compared to 33.7% for the nine months ended September 30, 2002. This reduction is primarily due to a change in the mix of the many customized service packages that we provide to our customer base.

        Income from operations was $1.8 million for the nine months ended September 30, 2003, which represents a $2.0 million, or 52.6% decrease, compared to $3.8 million for the nine months ended September 30, 2002. The decline in operating income is principally in line with the reduction in gross margin. While the underlying cost structure was reduced, the decline in costs was mitigated by the incremental expense of implementing new technologies. In addition, the nine months ended September 30, 2002 included a $0.8 million restructuring credit pertaining to the parts centers previously operated through June 2001.

Corporate

        For the nine months ended September 30, 2003, we incurred $3.0 million of corporate expense comprised of non-cash equity based compensation expense. The non-cash equity based compensation expense is related to stock subscriptions and stock option grants made to certain managers and directors in June and August 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our parent SIRVA's common and redeemable common stock on the date of grant in accordance with APB 25.

Financial Condition

        The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

        In May 2002, we acquired CRS, which added a new cash flow dimension to our business. As part of our relocation product offering, we provide home equity advances to relocating corporate employees and sometimes purchase the employees' homes under buyout programs. In the U.K. and for traditional relocation in the U.S., the corporate customer guarantees us repayment of these amounts to the extent proceeds from the home sale are insufficient.

        These equity advances and purchased homes are classified as current assets in our consolidated balance sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by special-purpose facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances and purchased homes is low. For internal purposes, we treat the associated financing as a current liability, not as debt. This current liability moves in tandem with the corresponding current assets, with minimal resulting net effect on cash flow.

        For internal management purposes, we use a measure of "Free Cash Flow". This measure deducts our capital expenditures and excludes the impact of movements in these relocation and mortgage assets from our cash flow provided by operating activities, as we believe that they are of a cash-neutral nature.

        Free Cash Flow is not a measure determined in accordance with generally accepted accounting principles. We believe however that our definition of Free Cash Flow is a relevant measure as it represents the amount of cash available to us for the repayment of our indebtedness, for strategic acquisitions to grow our business, or for other investing or financing activities. Free Cash Flow should not be considered as an alternative measure of cash flows from operating activities, and does not necessarily represent amounts available for discretionary expenditures. Free Cash Flow also may not be comparable to similar measures disclosed by other companies because Free Cash Flow is not uniformly defined.

        We reconcile Free Cash Flow to cash flow provided by operating activities as follows:

	Nine months ended September 30,
	2003	2002
	(Dollars in millions)
Cash flow provided by operating activities	$29.3	$60.1
Changes in relocation properties held for resale	32.6	5.6
Capital expenditures	(17.4)	(24.9)

Free cash flow	$44.5	$40.8

        In the nine months ended September 30, 2003 we had Free Cash Flow of $44.5 million compared to $40.8 million in the nine months ended September 30, 2002, an increase of $3.7 million. This increase was primarily driven by higher net income of $13.6 million, partially offset by higher accounts receivable.

        We believe that cash generated from 2003 operations, together with amounts available under the revolving credit facility and any other available source of liquidity, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months.

        Cash flows used for investing activities.    For the nine months ended September 30, 2003 and 2002, net cash used for investing activities was $65.7 million and $121.0 million, respectively. The cash impact of our acquisitions can be summarized as follows:

	Nine months ended September 30,
	2003	2002
	(Dollars in millions)
NAIT	$5.8	$26.9
CRS	—	54.3
Rowan Simmons	—	14.3
Scanvan	23.2	—
Other	0.4	3.8

	$29.4	$99.3

        Our capital expenditures, which we use for computer equipment, software development and transportation and warehouse equipment, totaled $17.4 million and $24.9 million in the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures for 2003 are expected to range between $25.0 million and $30.0 million. We will continue to pursue acquisitions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve.

Cash Flows From Financing Activities

        In the nine months ended September 30, 2003 and 2002, cash flows from financing activities provided $49.6 million and $73.1 million of funding, respectively. In each instance, the financing activities supported our strategic acquisition program, our capital expenditures and the increase in working capital in 2003 associated with our growth.

Liquidity and Capital Resources

        We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Our principal capital resources consist of our $150.0 million revolving credit facility and our accounts receivable.

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense was $52.2 million in 2002. We expect our interest expense to approximate $50.0 million in 2003;

  •
  principal repayments of debt and capital leases, which are scheduled to total $27.2 million in 2003, $26.0 million in 2004, $59.0 million in 2005, $174.0 million in 2006, $160.5 million in 2007 and $152.4 million thereafter;

  •
  operating lease payments, which were $58.9 million in 2002 and are scheduled to total $49.0 million in 2003, $39.2 million in 2004, $36.3 million in 2005, $27.0 million in 2006, $24.4 million in 2007 and $102.9 million thereafter;

  •
  unconditional purchase commitments which are scheduled to total $22.0 million in 2003, $20.0 million in 2004, $19.2 million in 2005, $19.2 million in 2006, $18.6 million in 2007 and $83.6 million thereafter;

  •
  capital expenditures, which were $33.5 million in 2002, and are expected to range between $25.0 million and $30.0 million in 2003;

  •
  cash tax payments, which were only $4.9 million in 2002 and are expected to approximate $11.5 million in 2003, due primarily to the utilization of accumulated net operating losses in the U.S. After 2003, net operating losses in the U.S. should be substantially utilized and cash tax payments will be expected to more closely approximate the provision for income taxes; and

  •
  working capital requirements as may be needed to support business growth.

        The seasonal nature of the moving business results in increased short-term working capital requirements in the summer months. This will result in an increase in receivables which are typically collected, and revolving credit borrowings which are typically repaid, by late fall.

        Debt Service.    Principal and interest payments under our senior credit facility and interest payments on the notes represent significant liquidity requirements for us. Our senior credit facility is comprised of note payable—Tranche A, note payable—Tranche B and a revolving credit facility. As of September 30, 2003, we had $625.7 million of indebtedness comprised of indebtedness for borrowed money and capital leases consisting of:

  •
  $150.0 million principal amount of our 13 3/8% senior subordinated notes;

  •
  $313.3 million outstanding under our term loans (consisting of a note payable—Tranche A and a note payable—Tranche B amounting to $105.0 million and $208.3 million, respectively);

  •
  $82.0 million outstanding under our $150.0 million revolving credit facility;

  •
  $22.8 million of capital leases;

  •
  $40.3 million of short term debt, consisting of $37.7 million of our relocation financing facilities and $2.6 million of foreign subsidiaries' operating lines of credit; and

  •
  $17.3 million of other debt.

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

        As of September 30, 2003, the Company had available $57.0 million under the revolving credit facility forming part of our senior credit facility to meet our future working capital and other business needs.

        We guarantee certain operating lines of credit maintained by wholly owned foreign subsidiaries. As of September 30, 2003, the outstanding balance was $2.6 million.

Commitments and Contingencies

        On July 1, 2002, we entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. Covansys Corporation is a related party, as 24.5% of its outstanding common stock is owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. As of September 30, 2003, the remaining purchase commitment was $163.3 million.

Litigation

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002, which we and two of our insurers fully paid. After these insurance payments and reimbursements, we have paid $7.6 million which we believe is fully reimbursable by insurance. TIG Insurance Co., one of our several co-insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District Court of Dallas County, Texas, on September 12, 2002, contesting TIG's and other insurers' coverage obligation and seeking declaratory judgment. We filed a counterclaim and cross-claim against TIG and National Union Fire Insurance Company, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. We filed a motion for summary judgment in August 2003, and the judge has made a preliminary ruling granting us partial relief in the form of a $2.4 million award. However, this ruling is not final. The court has not resolved our claim for additional reimbursement for amounts we paid in satisfaction of the underlying judgment of our attorney fees, or TIG's contention that the award to us should be reduced. A hearing on these issues is expected in the near future. We have a reserve that we consider appropriate in the circumstances.

        We have been named as PRP in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, it is estimated that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. We could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

        We have produced and are producing records in response to grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice (DOJ) Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with this investigation and understand that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members' household goods between the U.S. and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies.

        The revenues that we derived from our international military business during the years ended December 31, 2000, 2001 and 2002 and during the nine months ended September 30, 2003 were small and declining, representing less than 2% of our consolidated operating revenues in 2000, and declining to less than 1% in the first nine months of 2003. While the investigation is ongoing and exposes us to potential criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them. Management believes that, based on information currently available to it, the investigation's outcome will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential fines, penalties or judgments, however, may have a material effect on our earnings in the period in which they are recognized. We are also subject to other issues that may be raised by government agencies in connection with our government contracts.

        Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anticompetitive practices. The relevant operations represented less than 1.7% of our consolidated operating revenue in the aggregate for the years ended December 31, 2000, 2001 and 2002, and the nine months ended September 30, 2003. The investigations could expose us to administrative and other penalties. We are cooperating with the investigations which we expect will take several years to complete. Management believes that, based on information currently available to it, the outcome of the investigations will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

        We are involved from time to time in other routine legal matters incidental to our business, including lawsuits relating to conduct of our agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While we may be liable for damages or suffer reputational harm from litigation, we believe that legal proceedings will not have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. As of September 30, 2003, we had no variable interest entities. On October 8, 2003, the FASB deferred the effective date of FIN 46 for variable interest entities created before February 1, 2003 until the first reporting period after December 15, 2003.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted SFAS 149 which did not have a material effect on our operating results or financial condition.

        In May 2003, the FASB issued Statement No. 150 "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after June 15, 2003. The Company adopted SFAS 150 which did not have a material effect on operating results or financial condition.

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

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $3.7 million over the next year. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.8 million. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $1.9 million in the next year.

        We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties, but we have no reason to anticipate non-performance by the other parties.

        We had four open interest rate swap agreements as of September 30, 2003. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment, therefore, market rate changes in the effective portion of these derivatives are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1 Month LIBOR	1 month LIBOR	1 month LIBOR	1 month LIBOR
Effective date	January 2003	March 2003	April 2003	April 2003
Expiration date	January 2007	March 2006	April 2005	April 2005

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the nine months ended September 30, 2003 and 2002, we recognized a currency loss of $0.1 million and an insignificant gain, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian Dollar, the British pound and the Euro. The contract amounts of foreign currency forwards at September 30, 2003 and 2002 were $36.5 million and $6.6 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of September 30, 2003 would result in a hypothetical loss of approximately $1.8 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the nine months ended September 30, 2003 and 2002 we recognized losses of $1.4 million and $0.2 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

        We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the nine months ended September 30, 2003 and 2002, we recognized a gain of $0.2 million and loss of $0.3 million, respectively. The insurance investment portfolio also included marketable debt and equity securities which are classified as available-for-sale and are recorded at fair value within other assets on our balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

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

        As a consequence of the events giving rise to the prior period restatements described in note 12 of the interim financial statements included in this quarterly report, we have changed certain accounting and control procedures. In respect of acquisition purchase accounting, we now allocate a portion of the purchase price to identified intangibles such as trade names, customer lists and covenants not to compete in the period of acquisition based on an initial internal estimate. Subsequently, we will update this estimate based on a third-party valuation analysis commissioned to assign value to identified intangible assets and determine useful lives for purpose of amortization. In respect of equity based compensation expense, our parent, SIRVA, Inc., will, until such time as the initial public offering of SIRVA, Inc. common stock has been consummated, update share grant and option exercise prices on a quarterly basis, rather than annually as was done in the past. After the consummation of the initial public offering, share grant and option exercise prices for SIRVA, Inc. common stock will be based on the closing price of one share of SIRVA, Inc. common stock on the New York Stock Exchange (or on such other recognized market or quotation system on which the trading prices of Common Stock are traded or quoted at the relevant time) on the trading day immediately preceding the date of such grant or exercise.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002, which we and two of our insurers fully paid. After these insurance payments and reimbursements, we have paid $7.6 million which we believe is fully reimbursable by insurance. TIG Insurance Co., one of our several co-insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District Court of Dallas County, Texas, on September 12, 2002, contesting TIG's and other insurers' coverage obligation and seeking declaratory judgment. We filed a counterclaim and cross-claim against TIG and National Union Fire Insurance Company, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. We filed a motion for summary judgment in August 2003, and the judge has made a preliminary ruling granting us partial relief in the form of a $2.4 million award. However, this ruling is not final. The court has not resolved our claim for additional reimbursement for amounts we paid in satisfaction of the underlying judgment of our attorney fees, or TIG's contention that the award to us should be reduced. A hearing on these issues is expected in the near future. We have a reserve that we consider appropriate in the circumstances.

        We have produced and are producing records in response to grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice (DOJ) Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with this investigation and understand that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members' household goods between the U.S. and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies.

        The revenues that we derived from our international military business during the years ended December 31, 2000, 2001 and 2002 and during the nine months ended September 30, 2003 were small and declining, representing less than 2% of our consolidated operating revenues in 2000, and declining to less than 1% in the first nine months of 2003. While the investigation is ongoing and exposes us to potential criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them. Management believes that, based on information currently available to it, the investigation's outcome will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential fines, penalties or judgments, however, may have a material effect on our earnings in the period in which they are recognized. We are also subject to other issues that may be raised by government agencies in connection with our government contracts.

        Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anticompetitive practices. The relevant operations represented less than 1.7% of our consolidated operating revenue in the aggregate for the years ended December 31, 2000, 2001 and 2002, and the nine months ended September 30, 2003. The investigations could expose us to administrative and other penalties. We are cooperating with the investigations which we expect will take several years to complete. Management believes that, based on information currently available to it, the outcome of the investigations will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  31.1
  Certification of Chief Executive Officer required by Rule 13a-14(a)

  31.2
  Certification of Chief Financial Officer required by Rule 13a-14(a)

  32.1
  Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code

  32.2
  Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code

  (b)
  Reports on Form 8-K

    Report on Form 8-K filed October 29, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN VAN LINES, INC.
Date November 14, 2003	/s/ JOAN E. RYAN Joan E. Ryan Chief Financial Officer
Date November 14, 2003	/s/ DENNIS M. THOMPSON Dennis M. Thompson Controller

QuickLinks

PART I.
  ITEM 1. FINANCIAL STATEMENTS
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Balance Sheets At September 30, 2003 and December 31, 2002 (Dollars in thousands except share data) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Balance Sheets At September 30, 2003 and December 31, 2002 (Dollars in thousands except share data) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Income Statements For the three and nine months ended September 30, 2003 and 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Income Statements For the three and nine months ended September 30, 2003 and 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Consolidated Statement of Changes in Stockholder's Equity For the nine months ended September 30, 2003 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2003 and 2002 (Dollars in thousands) (Unaudited)
NORTH AMERICAN VAN LINES, INC. Notes to Condensed Consolidated Financial Statements (Dollars in thousands) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES