Form 10-Q/A
period 2002-06-30
NORTH AMERICAN VAN LINES INC /DE
filed 2003-11-21
CIK 1103280

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2002 filed on August 13, 2002. The Company is restating the three and six-month periods ended June 30, 2002 for the following:

  •
  The three and six-month periods ended June 30, 2002 are being restated to record $1.0 million of intangible amortization expense. During 2002, we made acquisitions and did not record any intangible amortization expense until the fourth quarter when purchase price allocations to intangibles were made. We have subsequently determined that $1.0 million of amortization expense recorded in the fourth quarter of 2002 should have been recorded for the three and six-month periods ended June 30, 2002.

        In addition to the restatement adjustment, we have reclassified goodwill of $303.9 million and $247.6 million in the accompanying balance sheets at June 30, 2002 and December 31, 2001, respectively, from Goodwill and Intangible Assets, as previously reported, to a separate line item.

        The adjustments reflected in this filing are described in more detail in note 12. Although we have revised this Amendment to give effect to the above noted adjustments, other 2002 information contained herein has not been updated. Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the year ended December 31, 2002, as well as other documents that we have filed with the Securities and Exchange Commission. Information in such reports updates and supercedes certain information contained in this Amendment.

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Balance Sheets

At June 30, 2002 and December 31, 2001
(Dollars in thousands except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
	(As restated, see note 12)	(As restated, see note 12)
Assets
Current assets:
Cash and cash equivalents	$43,876	$32,119
Accounts and notes receivable, net of allowance for doubtful accounts of $23,878 and $24,386, respectively	341,459	267,112
Other current assets	51,140	38,289
Deferred and recoverable income taxes	47,021	39,553

Total current assets	483,496	377,073

Property and equipment, net	177,188	165,367
Goodwill, net	303,938	247,559
Intangible assets, net	223,669	165,670
Receivable from SIRVA, Inc.	25,820	23,268
Other assets	113,758	116,877

Total long-term assets	844,373	718,741

Total assets	$1,327,869	$1,095,814

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$16,052	$16,958
Current portion of capital lease obligations	3,836	4,006
Revolving credit facility	8,593	47,235
Accounts payable	134,153	61,009
Other current liabilities	311,355	273,804
Accrued income tax payable	1,652	2,285

Total current liabilities	475,641	405,297

Long-term debt	524,802	440,410
Capital lease obligations	15,386	16,366
Due to SIRVA, Inc.	40,585	38,515
Other liabilities	47,298	43,722
Deferred income taxes	39,975	29,714

Total long-term liabilities	668,046	568,727

Total liabilities	1,143,687	974,024

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in-capital	245,450	188,950
Accumulated other comprehensive loss	(15,198)	(17,988)
Accumulated deficit	(46,070)	(49,172)

Total stockholder's equity	184,182	121,790

Total liabilities and stockholder's equity	$1,327,869	$1,095,814

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended
			Six Months Ended
		June 30, 2001
	June 30, 2002		June 30, 2002	June 30, 2001
	(As restated, see note 12)		(As restated, see note 12)

Operating revenues	$537,144	$591,292	$966,798	$1,101,664
Operating expenses:
Purchased transportation expense	319,687	375,774	574,589	692,384
Other direct transportation expense	105,667	102,944	189,449	198,289

Total direct expenses	425,354	478,718	764,038	890,673
Gross margin	111,790	112,574	202,760	210,991
Insurance and claims	9,972	13,940	20,800	27,220
Other indirect expense (income)	(124)	1,493	2,427	4,864

Total indirect expenses	9,848	15,433	23,227	32,084
Selling, general and administrative expenses	77,894	76,707	149,993	162,598
Intangibles amortization	1,000	—	1,000	—
Restructuring charge (credit)	(111)	4,773	(842)	5,008

Income from operations	23,159	15,661	29,382	11,301
Non-operating income (expense)	(674)	456	(308)	264

Income before interest and taxes	22,485	16,117	29,074	11,565
Interest expense	12,268	15,750	24,844	31,588

Income (loss) before income taxes	10,217	367	4,230	(20,023)
Provision (benefit) for income taxes	3,808	5,503	1,128	(20,130)

Income (loss) before cumulative effect of accounting change	6,409	(5,136)	3,102	107
Cumulative effect of accounting change, net of tax	—	—	—	(328)

Net income (loss)	$6,409	$(5,136)	$3,102	$(221)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statement of Changes in Stockholder's Equity

For the six months ended June 30, 2002
(Dollars in thousands)
(Unaudited)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 31, 2001	$121,790	$(49,172)	$(17,988)	$—	$188,950
Comprehensive income (loss):
Net income (as restated, see note 12)	3,102	3,102
Unrealized hedging gain, net of tax of $522	782		782
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(842)	(1,264)		(1,264)
Foreign currency translation adjustment, net of tax of $2,182	3,272		3,272

Total comprehensive income (as restated, see note 12)	5,892
Additional capital contribution	56,500				56,500

Balance at June 30, 2002 (as restated, see note 12)	$184,182	$(46,070)	$(15,198)	$—	$245,450

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

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

        This report covers North American Van Lines, Inc. and its subsidiaries (the "Company"). See restatement as further described in note 12.

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

(2) Acquisitions and Related Party

        On April 12, 2002, the Company purchased the assets ("NAIT") of the National Association of Independent Truckers, a leading provider of insurance services to independent contract truck drivers, for $25,359 in cash, $3,611 in assumed net liabilities and a deferred amount of $3,000 payable subject to the completion of certain operating performance objectives during 2002 and 2003. NAIT is an association of more than 11,000 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from the sale of securities, existing cash balances and $20,000 of cash contributions from SIRVA, Inc. ("SIRVA"), the Company's parent. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier and Rice, Inc. ("Fund VI"), and an affiliate of Fund V, the controlling shareholder of SIRVA. The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $9,301 (as restated, see note 12).

        On May 3, 2002, SIRVA, through two wholly-owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordinaton services and mortgage lending services. One of these two subsidiaries, which is wholly-owned by the Company, purchased such business' acquired assets and equity other than equity relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, which is an indirect wholly-owned subsidiary of SIRVA. The mortgage lending operations share common customers with CRS. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60,000, of which $3,500 was paid for the assets of the mortgage lending operations. Approximately $45,000 of the purchase price was paid in cash and $15,000 (non-cash) was paid in notes issued by the Company. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition including $26,572 of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by the SIRVA acquisition subsidiary. The cash purchase price for the acquisition, as well as approximately $24,100 of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds of $36,500 of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI and the incurrence of $50,000 additional senior indebtedness. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $46,395 (as restated, see note 12).

        The following unaudited pro forma consolidated information presents the results of operations of the Company as if the acquisition of CRS had taken place at the beginning of each period presented:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(As restated, see note 12)		(As restated, see note 12)
Revenue	$544,947	$614,838	$993,879	$1,146,885

Income (loss) before cumulative effect of accounting change	$6,761	$(4,513)	$4,459	$1,324
Cumulative effect of accounting change, net of tax	—	—	—	(843)

Net income (loss)	$6,761	$(4,513)	$4,459	$481

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

(4) Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following:

	June 30, 2002	December 31, 2001
	(As restated, see note 12)
Intangible assets, net	$223,669	$165,670
Goodwill, net	303,938	247,559

	$527,607	$413,229

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Six Months Ended June 30, 2002
(As restated, see note 12)
Balance as of January 1, 2002	$247,559
Goodwill acquired:
NAIT	9,301
CRS	46,395
Other acquisitions	683

Balance as of June 30, 2002	$303,938

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

        The carrying amount of goodwill attributable to each reportable business segment was as follows:

	June 30, 2002	December 31, 2001
	(As restated, see note 12)
Moving Services—North America	$70,403	$70,141
Moving Services—Europe and Asia Pacific	115,917	115,496
Logistics Services	16,954	16,954
Insurance Services	54,269	44,968
Relocation Services	46,395	—

	$303,938	$247,559

        The following represents a comparison of results for the three and six months ended June 30, 2002 and 2001 adjusted to exclude amortization expense:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(As restated, see note 12)		(As restated, see note 12)
Net income (loss), as reported	$6,409	$(5,136)	$3,102	$(221)
Amortization of goodwill and trade names	—	2,755	—	5,518
Income tax provision	—	(1,102)	—	(2,207)

Pro forma net income (loss)	$6,409	$(3,483)	$3,102	$3,090

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

        The Insurance Services segment provides coverage against loss from certain risks, primarily cargo warehousing, commercial auto physical damage, commercial auto liability and general liability to agents, owner-operators affiliated with the Company and various other parties in the transportation industry. It is comprised of Transguard, a multiple-line property and casualty insurance company, and NAIT, a leading provider of insurance services to independent contract truck drivers. For the three-month and six-month periods ended June 30, 2002, income from operations for the Insurance Services segment has been restated to record $0.5 million of intangible amortization expense. See note 12.

        The Relocation Services segment is comprised of CRS, a business that provides comprehensive relocation services nationally to companies and their employees, including home sale services and relocation coordination services. For the three-month and six-month periods ended June 30, 2002, income from operations for the Relocation Services segment has been restated to record $0.5 million of intangible amortization expense. See note 12.

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

        The tables below represent information about revenues, income (loss) from operations and total assets by segment used by the chief decision-makers of the Company:

	Three Months Ended
			Six Months Ended
		June 30, 2001
	June 30, 2002		June 30, 2002	June 30, 2001
	(As restated, see note 12)		(As restated, see note 12)
Revenues
Moving Services—North America	$289,799	$346,701	$495,367	$607,386
Moving Services—Europe & Asia Pacific	77,366	76,260	156,523	154,707
Insurance Services	20,408	11,332	33,326	22,736
Relocation Services	17,551	560	18,615	942

Global Relocation Services	405,124	434,853	703,831	785,771
Logistics Services	132,020	156,439	262,967	315,893

Consolidated revenues	$537,144	$591,292	$966,798	$1,101,664

Income (loss) from operations
Moving Services—North America	$12,085	$7,213	$9,850	$(366)
Moving Services—Europe & Asia Pacific	2,485	4,886	4,785	7,769
Insurance Services	4,374	4,402	9,754	7,724
Relocation Services	1,549	(35)	1,432	(36)

Global Relocation Services	20,493	16,466	25,821	15,091
Logistics Services	2,666	(805)	3,561	(3,790)

Consolidated income from operations	$23,159	$15,661	$29,382	$11,301

	As of
	June 30, 2002	December 31, 2001
	(As restated, see note 12)
Total assets
Moving Services—North America	$457,342	$417,651
Moving Services—Europe & Asia Pacific	320,576	304,271
Insurance Services	179,715	142,846
Relocation Services	164,396	1,215

Global Relocation Services	1,122,029	865,983
Logistics Services	205,840	229,831

Consolidated total assets	$1,327,869	$1,095,814

(9) Restructuring

        The following table provides details of restructuring for the six months ended June 30, 2002:

	Restructuring Accrual as of December 31, 2001	Restructuring Credit	Payments	Restructuring Accrual as of June 30, 2002
Logistics Parts Centers
Severance cost	$40	$—	$(40)	$—
Building leases and other	2,197	(842)	(447)	908

Total restructuring cost	$2,237	$(842)	$(487)	$908

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

        In addition to the restatement discussed in note 12, the Company has restated the presentation of its consolidating condensed balance sheet at June 30, 2002 and December 31, 2001 and its consolidating condensed statement of operations for the three and six-month periods ended, June 30, 2002 and 2001 to properly reflect the earnings of its subsidiaries on the equity method of accounting.

        For the three and six-month periods ended June 30, 2002, total operating expenses for the Parent and NAVL Consolidated columns below have been restated to record $1,000 of intangible amortization expense. The Parent and NAVL Consolidated columns of the consolidating condensed balance sheet at June 30, 2002 have been restated accordingly. See note 12.

        Consolidated condensed balance sheet data as of June 30, 2002 and December 31, 2001 is summarized as follows:

	June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 12)				(As restated, see note 12)
Current assets:
Accounts and notes receivable, net	$125,171	$184,141	$43,502	$(11,355)	$341,459
Other current assets	67,809	50,325	23,974	(71)	142,037

Total current assets	192,980	234,466	67,476	(11,426)	483,496

Property and equipment, net	69,347	23,822	84,019	—	177,188
Goodwill, net	300,703	3,235	—	—	303,938
Intangible assets, net	223,669	—	—	—	223,669
Other assets	261,471	87,340	247,909	(457,142)	139,578

Total assets	$1,048,170	$348,863	$399,404	$(468,568)	$1,327,869

Current liabilities	$160,193	$246,756	$78,103	$(9,411)	$475,641
Long-term debt and capital lease obligations	532,412	229	7,547	—	540,188
Other liabilities	171,383	52,224	—	(95,749)	127,858

Total liabilities	863,988	299,209	85,650	(105,160)	1,143,687
Stockholder's equity	184,182	49,654	313,754	(363,408)	184,182

Total liabilities and stockholder's equity	$1,048,170	$348,863	$399,404	$(468,568)	$1,327,869

	December 31, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$118,345	$92,560	$63,795	$(7,588)	$267,112
Other current assets	43,935	21,701	44,619	(294)	109,961

Total current assets	162,280	114,261	108,414	(7,882)	377,073

Property and equipment, net	72,523	11,687	81,157	—	165,367
Goodwill, net	244,323	3,236	—	—	247,559
Intangible assets, net	165,670	—	—	—	165,670
Other assets	160,434	151,257	374,030	(545,576)	140,145

Total assets	$805,230	$280,441	$563,601	$(553,458)	$1,095,814

Current liabilities	$152,406	$138,820	$122,525	$(8,454)	$405,297
Long-term debt and capital lease obligations	448,225	226	8,325	—	456,776
Other liabilities	82,809	25,199	—	3,943	111,951

Total liabilities	683,440	164,245	130,850	(4,511)	974,024
Stockholder's equity	121,790	116,196	432,751	(548,947)	121,790

Total liabilities and stockholder's equity	$805,230	$280,441	$563,601	$(553,458)	$1,095,814

        Consolidated condensed statements of operations data for the three and six months ended June 30, 2002 and 2001 are summarized as follows:

	Three months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 12)				(As restated, see note 12)

Operating revenues	$193,179	$216,881	$134,458	$(7,374)	$537,144
Total operating expenses	186,644	207,958	126,757	(7,374)	513,985

Income from operations	6,535	8,923	7,701	—	23,159
Non-operating income (expense)	626	—	(1,300)	—	(674)
Interest expense (income)	11,615	975	(322)	—	12,268
Dividend income	—	—	2,195	(2,195)	—

Income (loss) before income taxes	(4,454)	7,948	8,918	(2,195)	10,217
Provision for income taxes	452	1,104	1,252	—	3,808
Equity (income) loss	(11,315)	(2,413)	—	13,728	—

Net income (loss)	$6,409	$9,257	$6,666	$(15,923)	$6,409

	Three months ended June 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated

Operating revenues	$224,539	$241,783	$131,436	$(6,465)	$591,293
Total operating expenses	225,223	236,819	120,149	(6,559)	575,632

Income from operations	(684)	4,964	11,287	94	15,661
Non-operating income (expense)	10	(22)	468	—	456
Interest expense	13,943	1,366	441	—	15,750
Dividend income	75,105	—	—	(75,105)	—

Income (loss) before income taxes	60,488	3,576	11,314	(75,011)	367
Provision for income taxes	3,090	287	2,126	—	5,503
Equity (income) loss	62,534	(2,992)	—	(59,542)	—

Net income (loss)	$(5,136)	$6,281	$9,188	$(15,469)	$(5,136)

	Six months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 12)				(As restated, see note 12)

Operating revenues	$344,815	$373,540	$274,603	$(26,160)	$966,798
Total operating expenses	337,200	365,557	260,819	(26,160)	937,416

Income (loss) from operations	7,615	7,983	13,784	—	29,382
Non-operating income (expense) and minority interest	1,728	—	(2,036)	—	(308)

Income (loss) before interest, income taxes and accounting change	9,343	7,983	11,748	—	29,074
Interest expense (income)	23,310	1,946	(412)	—	24,844
Dividend income	—	10,500	2,195	(12,695)	—

Income (loss) before income taxes and accounting change	(13,967)	16,537	14,355	(12,695)	4,230
Provision (benefit) for income taxes	(4,729)	1,271	4,586	—	1,128
Equity (income) loss	(12,340)	5,608	—	6,732	—

Net income (loss)	$3,102	$9,658	$9,769	$(19,427)	$3,102

	Six months ended June 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated

Operating revenues	$416,106	$436,160	$269,993	$(20,595)	$1,101,664
Total operating expenses	423,476	435,114	252,529	(20,756)	1,090,363

Income (loss) from operations	(7,370)	1,046	17,464	161	11,301
Non-operating income (expense) and minority interest	3	(159)	420	—	264

Income (loss) before interest and income taxes	(7,367)	887	17,884	161	11,565
Interest expense (income)	30,246	1,230	112	—	31,588
Dividend income	75,106	5,800	4,771	(85,677)	—

Income (loss) before income taxes	37,493	5,457	22,543	(85,516)	(20,023)
Provision (benefit) for income taxes	(23,881)	489	3,262	—	(20,130)
Equity (income) loss	61,595	329	—	(61,924)	—

Income (loss) before accounting change	(221)	4,639	19,281	(23,592)	107
Cumulative effect of accounting change, net of tax	—	—	328	—	328

Net income (loss)	$(221)	$4,639	$18,953	$(23,592)	$(221)

        Consolidated condensed statements of cash flows data for the six months ended June 30, 2002 and 2001 are summarized as follows:

	Six months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$14,044	$16,073	$2,216	$32,333

Cash flows from investing activities:
Additions of property and equipment	(2,360)	(5,516)	(9,538)	(17,414)
Proceeds from sale of property and equipment	763	1,161	649	2,573
Purchases of investments	—	—	(28,054)	(28,054)
Proceeds from maturity or sale of investments	—	—	35,237	35,237
Acquisitions	(82,867)	—	—	(82,867)
Other investing activities	(854)	—	—	(854)

Net cash provided by (used for) investing activities	(85,318)	(4,355)	(1,706)	(91,379)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facility, net	(5,000)	—	—	(5,000)
Change in balance of outstanding checks	(1,399)	(3,142)	(2,537)	(7,078)
Borrowings on long-term debt	50,403	—	—	50,403
Principal payments on long-term debt	(22,036)	—	—	(22,036)
Capital contribution from SIRVA	56,500	—	—	56,500
Other financing activities	(1,377)	—	(1,045)	(2,422)

Net cash provided by (used for) financing activities	77,091	(3,142)	(3,582)	70,367

Effect of translation adjustment on cash	—	—	436	436

Net increase (decrease) in cash and cash equivalents	5,817	8,576	(2,636)	11,757
Cash and cash equivalents at beginning of period	5,687	4,054	22,378	32,119

Cash and cash equivalents at end of period	$11,504	$12,630	$19,742	$43,876

	Six months ended June 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$18,206	$10,255	$(9,224)	$19,237

Cash flows from investing activities:
Additions of property and equipment	(14,055)	(4,441)	(4,641)	(23,137)
Proceeds from sale of property and equipment	346	—	265	611
Purchases of investments	—	—	(38,957)	(38,957)
Proceeds from maturity or sale of investments	—	—	39,701	39,701
Other investing activities	(738)	—	—	(738)

Net cash used for investing activities	(14,447)	(4,441)	(3,632)	(22,520)

Cash flows from financing activities:
Repayments on revolving credit facility, net	1,100	—	2,250	3,350
Change in balance of outstanding checks	3,240	(9,106)	(408)	(6,274)
Principal payments on long-term debt	(5,900)	—	—	(5,900)
Other financing activities	(974)	159	—	(815)

Net cash provided (used for) by financing activities	(2,534)	(8,947)	1,842	(9,639)

Effect of translation adjustment on cash	—	—	266	266

Net increase (decrease) in cash and cash equivalents	1,225	(3,133)	(10,748)	(12,656)
Cash and cash equivalents at beginning of period	2,027	12,519	28,963	43,509

Cash and cash equivalents at end of period	$3,252	$9,386	$18,215	$30,853

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

(12) Restatement

        The Company is restating the three and six-month periods ended June 30, 2002 for the following:

  •
  The three and six-month periods ended June 30, 2002 are being restated to record $1,000 of intangible amortization expense. During 2002, the Company made acquisitions and did not record any intangible amortization expense until the fourth quarter when purchase price allocations to intangibles were made. The Company has subsequently determined that $1,000 of amortization expense recorded in the fourth quarter of 2002 should have been recorded for the three and six-month periods ended June 30, 2002.

        In addition to the restatement adjustment, the Company has reclassified goodwill of $303,938 and $247,559 in the accompanying balance sheets at June 30, 2002 and December 31, 2001, respectively, from Goodwill and Intangible Assets, as previously reported, to a separate line item.

        The impact of the adjustments on the Company's consolidated financial statements is as follows:

	Three months ended
	June 30, 2002, as originally reported	June 30, 2002, as restated
Intangibles amortization	$—	$1,000
Provision for income taxes	4,208	3,808
Net income	$7,009	$6,409
	Six months ended
	June 30, 2002, as originally reported	June 30, 2002, as restated
Intangibles amortization	$—	$1,000
Provision for income taxes	1,528	1,128
Net income	$3,702	$3,102
	June 30, 2002
	As originally reported	As restated
Goodwill, net	$—	$303,938
Intangible assets, net	—	223,669
Goodwill and intangible assets, net	528,607	—
Deferred income taxes	40,375	39,975
Accumulated deficit	$(45,470)	$(46,070)
	December 31, 2001
	As originally reported	As restated
Goodwill, net	$—	$247,559
Intangible assets, net	—	165,670
Goodwill and intangible assets, net	$413,229	$—

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

        On April 12, 2002, we purchased the assets ("NAIT") of the National Association of Independent Truckers a leading provider of insurance services to independent contract truck drivers, for approximately $25.4 million in cash, $3.6 million in assumed net liabilities and a deferred amount of $3.0 million payable subject to the completion of certain operating performance objectives during 2002 and 2003. NAIT is an association of more than 11,000 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from the sale of securities and existing cash balances and $20.0 million of cash contributions from SIRVA, Inc. ("SIRVA"), the Company's parent. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton Dubilier and Rice, Inc., and an affiliate of Clayton, Dubilier & Rice Fund V Limited Partnership, the controlling shareholder of SIRVA. The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $9.3 million.

        On May 3, 2002, SIRVA, through two wholly-owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, which we own directly, purchased all of such business' assets other than the assets relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, which is indirectly owned by SIRVA. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60.0 million, of which $3.5 million was paid for the assets of the mortgage lending operations. Approximately $45.0 million of the cash purchase price was paid in cash and $15.0 million (non-cash) was paid in notes issued by us of which $10.0 million is due in 2007 and $5.0 million is due in 2012 or 2007 if certain conditions are met. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition, including $26.6 million of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by the SIRVA acquisition subsidiary. The cash purchase price for the acquisition, as well as approximately $24.1 million of other indebtedness of the acquired business that was refinanced as part of the acquisition, were financed with the proceeds of $36.5 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership, and the incurrence of $50.0 million of additional senior indebtedness. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $46.4 million.

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

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	% Increase (Decrease) from Prior Period(a)
	(As restated, see note 12)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$289.8	$346.7	(16.4)%
Moving Services—Europe and Asia Pacific	77.4	76.3	1.4%
Insurance Services	20.4	11.3	80.5%
Relocation Services	17.5	0.6	f

Global Relocation Services	405.1	434.9	(6.9)%
Logistics Services	132.0	156.4	(15.6)%

Operating revenues	$537.1	$591.3	(9.2)%

Gross margin	$111.8	$112.6	(0.7)%
Operating expenses	87.7	92.1	(4.8)%
Intangibles amortization	1.0	—	u
Restructuring	(0.1)	4.8	f

Income from operations	$23.2	$15.7	47.8%

Income (loss) from operations:
Moving Services—North America	$12.1	$7.2	68.1%
Moving Services—Europe and Asia Pacific	2.5	4.9	(49.0)%
Insurance Services	4.4	4.4	—
Relocation Services	1.5	—	f

Global Relocation Services	20.5	16.5	24.2%
Logistics Services	2.7	(0.8)	f

Income from operations	$23.2	$15.7	47.8%

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

        Intangibles amortization.    Intangibles amortization for the three months ended June 30, 2002 was $1.0 million, due to the CRS and NAIT acquisitions.

        Restructuring.    In the three months ended June 30, 2002, we recorded $0.1 million of restructuring credit pertaining to the logistics parts centers, as we were able to sublease certain parts centers facilities earlier than originally estimated. In the three months ended June 30, 2001, we incurred $4.8 million of costs primarily relating to the logistics parts centers restructuring.

        Income (Loss) from Operations.    Income from operations for the three months ended June 30, 2002 was $23.2 million, compared to $15.7 million for the same period in 2001 as a result of the factors discussed below.

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

        Income from operations in insurance services for the three months ended June 30, 2002 approximated the three months ended June 30, 2001 primarily due to higher margins due to increased revenue and the NAIT acquisition, offset by a FAS 133 derivative loss of $1.0 million in 2002.

        Income from operations in relocation services for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 increased $1.5 million primarily due to the CRS acquisition.

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

        Provision for Income Taxes.    For the three months ended June 30, 2002, income tax expense was $3.8 million based on pre-tax income of $10.2 million. For the three months ended June 30, 2001, income tax expense was $5.5 million based on pre-tax income of $0.4 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

        The following table sets forth certain figures regarding our results of operations for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	% Increase (Decrease) from Prior Period(a)
	(As restated, see note 12)
	(Dollars in millions)
Operating revenues:
Moving Services—North America	$495.4	$607.4	(18.4)%
Moving Services—Europe and Asia Pacific	156.5	154.7	1.2%
Insurance Services	33.3	22.7	46.7%
Relocation Services	18.6	1.0	f

Global Relocation Services	703.8	785.8	(10.4)%
Logistics Services	263.0	315.9	(16.7)%

Operating revenues	$966.8	$1,101.7	(12.2)%

Gross margin	$202.8	$211.0	(3.9)%
Operating expenses	173.2	194.7	(11.0)%
Intangibles amortization	1.0	—	u
Restructuring	(0.8)	5.0	f

Income from operations	$29.4	$11.3	f

Income (loss) from operations:
Moving Services—North America	$9.8	$(0.4)	f
Moving Services—Europe and Asia Pacific	4.8	7.8	(38.5)%
Insurance Services	9.8	7.7	27.3%
Relocation Services	1.4	—	f

Global Relocation Services	25.8	15.1	70.9%
Logistics Services	3.6	(3.8)	f

Income from operations	$29.4	$11.3	f

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

        Intangibles amortization.    Intangibles amortization for the six months ended June 30, 2002 was $1.0 million, due to the CRS and NAIT acquisitions.

        Restructuring.    In the six months ended June 30, 2002, we recorded $0.8 million of restructuring credit pertaining to the logistics parts centers, as we were able to sublease certain parts centers facilities earlier than originally estimated. In the six months ended June 30, 2001, we incurred $5.0 million of costs, due primarily to the logistics parts center restructuring.

        Income from Operations.    Income from operations for the six months ended June 30, 2002 was $29.4 million, compared to $11.3 million for the same period in 2001 as a result of the factors discussed below.

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

        Income from operations in insurance services for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 increased $2.1 million primarily due to a year-over-year FAS 133 derivative gain of $0.8 million and higher margins due to increased revenue and the NAIT acquisition.

        Income from operations in relocation services for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 increased $1.4 million primarily due to the CRS acquisition.

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

        Provision (Benefits) for Income Taxes.    For the six months ended June 30, 2002, income tax expense was $1.1 million based on pre-tax income of $4.2 million. For the six months ended June 30, 2001, the income tax benefit was $20.1 million based on a pre-tax loss of $20.0 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

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

NORTH AMERICAN VAN LINES, INC.
Date November 21, 2003	/s/ JOAN E. RYAN Joan E. Ryan Chief Financial Officer
Date November 21, 2003	/s/ DENNIS M. THOMPSON Dennis M. Thompson Controller

QuickLinks

EXPLANATORY NOTE
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