Form 10-Q/A
period 2002-09-30
NORTH AMERICAN VAN LINES INC /DE
filed 2003-11-21
CIK 1103280

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

Explanatory Note

        This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2002 filed on November 12, 2002. The Company is restating the three and nine-month periods ended September 30, 2002 for the following:

  •
  The three and nine-month periods ended September 30, 2002 are being restated to record $1.3 million and $2.3 million, respectively, of intangible amortization expense. During 2002, we made acquisitions and did not record any intangible amortization expense until the fourth quarter when purchase price allocations to intangibles were made. We have subsequently determined that $1.3 million and $2.3 million, respectively, of amortization expense recorded in the fourth quarter of 2002 should have been recorded for the three and nine-month periods ended September 30, 2002.

        In addition to the restatement adjustment, we have reclassified goodwill of $306.9 million and $247.6 million in the accompanying balance sheet at September 30, 2002 and December 31, 2001, respectively, from Goodwill and Intangible Assets, as previously reported, to a separate line item.

        The adjustments reflected in this filing are described in more detail in note 11. Although we have revised this Amendment to give effect to the above noted adjustments, other 2002 information contained herein has not been updated. Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the year ended December 31, 2002, as well as other documents that we have filed with the Securities and Exchange Commission. Information in such reports updates and supercedes certain information contained in this Amendment.

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Balance Sheets

At September 30, 2002 and December 31, 2001
(Dollars in thousands except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
	(As restated, seen Note 11)
Assets
Current assets:
Cash and cash equivalents	$45,238	$32,119
Accounts and notes receivable, net of allowance for doubtful accounts of $26,146 and $24,386, respectively	386,808	267,112
Other current assets	55,427	38,289
Deferred and recoverable income taxes	37,157	39,553

Total current assets	524,630	377,073

Property and equipment, net	175,836	165,367
Goodwill, net	306,939	247,559
Intangible assets, net	224,169	165,670
Receivable from SIRVA, Inc.	27,284	23,268
Other assets	108,086	116,877

Total long-term assets	842,314	718,741

Total assets	$1,366,944	$1,095,814

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$20,628	$16,958
Current portion of capital lease obligations	3,036	4,006
Revolving credit facilities and notes payable	6,921	47,235
Accounts payable	138,270	61,009
Other current liabilities	322,588	273,804
Accrued income tax payable	1,059	2,285

Total current liabilities	492,502	405,297

Long-term debt	525,555	440,410
Capital lease obligations	14,228	16,366
Due to SIRVA, Inc.	15,112	38,515
Other liabilities	47,870	43,722
Deferred income taxes	41,222	29,714

Total long-term liabilities	643,987	568,727

Total liabilities	1,136,489	974,024

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in-capital	271,987	188,950
Accumulated other comprehensive loss	(13,887)	(17,988)
Accumulated deficit	(27,645)	(49,172)

Total stockholder's equity	230,455	121,790

Total liabilities and stockholder's equity	$1,366,944	$1,095,814

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
	(As restated see note 11)		(As restated see note 11)

Operating revenues	$674,169	$671,896	$1,640,967	$1,773,559
Operating expenses:
Purchased transportation expense	414,716	443,098	989,304	1,135,481
Other direct expense	116,767	99,109	306,217	297,399

Total direct expenses	531,483	542,207	1,295,521	1,432,880
Gross margin	142,686	129,689	345,446	340,679
Insurance and claims	15,367	13,425	36,166	40,645
Other indirect expense	3,575	2,193	6,002	7,058

Total indirect expenses	18,942	15,618	42,168	47,703
Selling, general and administrative expenses	78,634	82,717	228,628	245,313
Intangibles amortization	1,300	—	2,300	—
Restructuring charge (credit)	—	(112)	(842)	4,896

Income from operations	43,810	31,466	73,192	42,767
Non-operating income (expense)	(8)	(67)	(316)	197

Income before interest and taxes	43,802	31,399	72,876	42,964
Interest expense	13,834	16,497	38,679	48,085

Income (loss) before income taxes	29,968	14,902	34,197	(5,121)
Provision (benefit) for income taxes	11,542	18,831	12,670	(1,300)

Income (loss) before cumulative effect of accounting change	18,426	(3,929)	21,527	(3,821)
Cumulative effect of accounting change, net of tax	—	—	—	(328)

Net income (loss)	$18,426	$(3,929)	$21,527	$(4,149)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statement of Changes in Stockholder's Equity

For the nine months ended September 30, 2002
(Dollars in thousands)
(Unaudited)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 31, 2001	$121,790	$(49,172)	$(17,988)	$—	$188,950
Comprehensive income (loss):
Net income (As restated, see note 11)	21,527	21,527
Unrealized hedging gain, net of tax of $872	1,308		1,308
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(875)	(1,312)		(1,312)
Foreign currency translation adjustment, net of tax of $2,781	4,105		4,105

Total comprehensive income (As restated, see note 11)	25,628
Additional capital contribution	83,037				83,037

Balance at September 30, 2002 (As restated, see note 11)	$230,455	$(27,645)	$(13,887)	$—	$271,987

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

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2002

(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

        This report covers North American Van Lines, Inc., a Delaware corporation, and its subsidiaries (the "Company"). See restatement as further described in note 11.

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

  (b) Acquisitions and Related Party

          On May 3, 2002, SIRVA, through two wholly owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation LLC ("SIRVA Relocation"), which is directly owned by the Company, purchased such business' acquired assets and equity other than equity relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, CMS Holding LLC ("CMS Holding"), which is directly owned by SIRVA. The mortgage lending operations share common customers with the other operations of SIRVA Relocation. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60,000, of which $3,500 was paid for the assets of the mortgage lending operations. Approximately $45,000 of the purchase price was paid in cash and $15,000 (non-cash) was paid in notes issued by the Company. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition including

  $26,572 of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which indebtedness was assumed by CMS Holding. The cash purchase price for the acquisition, as well as approximately $24,100 of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds of $36,500 of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier and Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier and Rice, Inc. ("Fund VI") and an affiliate of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("Fund V"), the controlling shareholder of SIRVA, and the incurrence of $50,000 additional senior indebtedness by the Company. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $48,873 (as restated, see note 11).

        The following unaudited pro forma consolidated information presents the results of operations of the Company as if the acquisition of CRS had taken place at the beginning of each period presented:

	Three Months Ended Sept 30, 2002	Three Months Ended Sept 30, 2001	Nine Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2001
	(As restated, see note 11)		(As restated, see note 11)

Revenue	$674,169	$690,761	$1,668,048	$1,834,645

Income (loss) before cumulative effect of accounting change	$18,776	$(3,430)	$23,234	$(2,106)
Cumulative effect of accounting change, net of tax	—	—	—	(843)

Net income (loss)	$18,776	$(3,430)	$23,234	$(2,949)

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

The cost to acquire NAIT has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $9,308 (as restated, see note 11).

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

(4) Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following:

	September 30, 2002	December 31, 2001
	(As restated, see note 11)
Trade names, net	$224,169	$165,670
Goodwill, net	306,939	247,559

	$531,108	$413,229

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Nine Months Ended September 30, 2002
(As restated, see note 11)
Balance as of January 1, 2002	$247,559
Goodwill acquired:
NAIT	9,308
SIRVA Relocation	48,873
Other acquisitions	1,199

Balance as of September 30, 2002	$306,939

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

        The carrying amount of goodwill attributable to each reportable business segment was as follows:

	September 30, 2002	December 31, 2001
	(As restated, see note 11)
Moving Services—North America	$70,403	$70,141
Moving Services—Europe and Asia Pacific	116,433	115,496
Insurance Services	54,276	44,968
Relocation Services	48,873	—

Global Relocation Services	289,985	230,605
Logistics Services	16,954	16,954

	$306,939	$247,559

        The following represents a comparison of results for the three and nine months ended September 30, 2002 and 2001 adjusted to exclude goodwill amortization expense:

	Three Months Ended Sept 30, 2002	Three Months Ended Sept 30, 2001	Nine Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2001
	(As restated, see note 11)		(As restated, see note 11)
Net income (loss), as reported	$18,426	$(3,929)	$21,527	$(4,149)
Amortization of goodwill and trade names	—	2,749	—	8,267
Income tax provision	—	(1,100)	—	(3,307)

Pro forma net income (loss)	$18,426	$(2,280)	$21,527	$811

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

        The Insurance Services segment provides coverage against loss from certain risks, primarily cargo warehousing, commercial auto physical damage, commercial auto liability and general liability to agents, owner-operators affiliated with the Company and various other parties in the transportation industry. It is comprised of Transguard, a multiple-line property and casualty insurance company, and NAIT, a leading provider of insurance services to independent contract truck drivers. For the three-month and nine-month periods ended September 30, 2002, income from operations for the Insurance Services segment has been restated to record $500 and $1,000, respectively, of intangible amortization expense. See note 11.

        The Relocation Services segment is comprised of SIRVA Relocation and its wholly owned subsidiaries, which provide comprehensive relocation services nationally to companies and their employees, including home sale services and relocation coordination services. For the three-month and nine-month periods ended September 30, 2002, income from operations for the Relocation Services segment has been restated to record $800 and $1,300, respectively, of intangible amortization expense. See note 11.

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

        The tables below represent information about revenues, income (loss) from operations and total assets by segment used by the chief decision-makers of the Company:

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
	(As restated, see note 11)		(As restated, see note 11)
Revenues
Moving Services—North America	$387,975	$419,307	$883,341	$1,026,691
Moving Services—Europe & Asia Pacific	103,692	94,250	260,215	248,957
Insurance Services	24,837	12,325	58,164	35,061
Relocation Services	26,708	582	45,323	1,525

Global Relocation Services	543,212	526,464	1,247,043	1,312,234
Logistics Services	130,957	145,432	393,924	461,325

Consolidated revenues	$674,169	$671,896	$1,640,967	$1,773,559

Income (loss) from operations
Moving Services—North America	$23,075	$18,808	$32,924	$18,442
Moving Services—Europe & Asia Pacific	12,694	9,379	17,480	17,148
Insurance Services	6,203	3,172	15,957	10,896
Relocation Services	3,616	(390)	5,048	(426)

Global Relocation Services	45,588	30,969	71,409	46,060
Logistics Services	(1,778)	497	1,783	(3,293)

Consolidated income from operations	$43,810	$31,466	$73,192	$42,767

	As of
	Sept 30, 2002	Dec 31, 2001
	(As restated, see note 11)
Total assets
Moving Services—North America	$463,566	$417,651
Moving Services—Europe & Asia Pacific	342,269	304,271
Insurance Services	195,609	142,846
Relocation Services	168,386	1,215

Global Relocation Services	1,169,830	865,983
Logistics Services	197,114	229,831

Consolidated total assets	$1,366,944	$1,095,814

(9) Restructuring

        The following table provides details of restructuring for the nine months ended September 30, 2002:

	Restructuring Accrual as of Dec 31, 2001	Restructuring Credit	Payments	Restructuring Accrual as of Sept 30, 2002
Logistics Parts Centers
Severance cost	$40	$—	$(40)	$—
Building leases and other	2,197	(842)	(524)	831

Total restructuring cost	$2,237	$(842)	$(564)	$831

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

        In addition to the restatement discussed in note 11, the Company has restated the presentation of its consolidating condensed balanced sheets at September 30, 2002 and December 31, 2001 and its consolidating condensed statements of operations for the three and nine-month periods ended September 30, 2002 and 2001 to properly reflect the earnings of its subsidiaries on the equity method of accounting.

        For the three and nine-month period ended September 30, 2002, total operating expenses for the Parent and NAVL Consolidated columns below have been restated to record $1,000 and $2,300, respectively, of intangible amortization expense. The Parent and NAVL Consolidated columns of the consolidating condensed balance sheet at September 30, 2002 have been restated accordingly. See Note 11.

        Consolidated condensed balance sheet data as of September 30, 2002 and December 31, 2001 is summarized as follows:

	September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)
Current assets:
Accounts and notes receivable, net	$143,641	$179,880	$79,359	$(16,072)	$386,808
Other current assets	61,990	54,936	20,967	(71)	137,822

Total current assets	205,631	234,816	100,326	(16,143)	524,630

Property and equipment, net	66,309	22,366	87,161	—	175,836
Goodwill, net	303,703	3,236	—	—	306,939
Intangible assets, net	224,169	—	—	—	224,169
Other assets	284,475	233,565	221,569	(604,239)	135,370

Total assets	$1,084,287	$493,983	$409,056	$(620,382)	$1,366,944

Current liabilities	$169,139	$235,521	$107,210	$(19,368)	$492,502
Long-term debt and capital lease obligations	532,005	223	7,555	—	539,783
Other liabilities	152,688	44,779	—	(93,263)	104,204

Total liabilities	853,832	280,523	114,765	(112,631)	1,136,489
Stockholder's equity	230,455	213,460	294,291	(507,751)	230,455

Total liabilities and stockholder's equity	$1,084,287	$493,983	$409,056	$(620,382)	$1,366,944

	December 31, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$118,345	$92,560	$63,795	$(7,588)	$267,112
Other current assets	43,935	21,701	44,619	(294)	109,961

Total current assets	162,280	114,261	108,414	(7,882)	377,073

Property and equipment, net	72,523	11,687	81,157	—	165,367
Goodwill, net	244,323	3,236	—	—	247,559
Intangible assets, net	165,670	—	—	—	165,670
Other assets	160,434	151,257	374,030	(545,576)	140,145

Total assets	$805,230	$280,441	$563,601	$(553,458)	$1,095,814

Current liabilities	$152,406	$138,820	$122,525	$(8,454)	$405,297
Long-term debt and capital lease obligations	448,225	226	8,325	—	456,776
Other liabilities	82,809	25,199	—	3,943	111,951

Total liabilities	683,440	164,245	130,850	(4,511)	974,024
Stockholder's equity	121,790	116,196	432,751	(548,947)	121,790

Total liabilities and stockholder's equity	$805,230	$280,441	$563,601	$(553,458)	$1,095,814

        Consolidated condensed statements of operations data for the three and nine months ended September 30, 2002 and 2001 are summarized as follows:

	Three months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)

Operating revenues	$236,749	$275,624	$175,244	$(13,448)	$674,169
Total operating expenses	230,130	255,161	158,516	(13,448)	630,359

Income from operations	6,619	20,463	16,728	—	43,810
Non-operating income (expense)	828	—	(836)	—	(8)
Interest expense	12,341	1,013	480	—	13,834
Dividend income	—	—	—	—	—

Income (loss) before income taxes	(4,894)	19,450	15,412	—	29,968
Provision for income taxes	7,019	2,783	1,740	—	11,542
Equity (income) loss	(30,339)	(2,951)	—	33,290	—

Net income (loss)	$18,426	$19,618	$13,672	$(33,290)	$18,426

	Three months ended September 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated

Operating revenues	$235,730	$276,806	$173,059	$(13,699)	$671,896
Total operating expenses	229,535	267,775	156,892	(13,772)	640,430

Income from operations	6,195	9,031	16,167	73	31,466
Non-operating income (expense)	(92)	59	(34)	—	(67)
Interest expense (income)	15,546	1,229	(278)	—	16,497
Dividend income	—	4,087	—	(4,087)	—

Income (loss) before income taxes	(9,443)	11,948	16,411	(4,014)	14,902
Provision (benefit) for income taxes	15,942	(128)	3,017	—	18,831
Equity (income) loss	(21,456)	2,763	—	18,693	—

Net income (loss)	$(3,929)	$9,313	$13,394	$(22,707)	$(3,929)

	Nine months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)

Operating revenues	$581,564	$649,164	$449,847	$(39,608)	$1,640,967
Total operating expenses	567,330	620,718	419,335	(39,608)	1,567,775

Income from operations	14,234	28,446	30,512	—	73,192
Non-operating income (expense) and minority interest	2,556	—	(2,872)	—	(316)

Income before interest, income taxes and accounting change	16,790	28,446	27,640	—	72,876
Interest expense (income)	35,652	2,959	68	—	38,679
Dividend income	—	10,500	2,195	(12,695)	—

Income (loss) before income taxes	(18,862)	35,987	29,767	(12,695)	34,197
Provision for income taxes	2,290	4,054	6,326	—	12,670
Equity (income) loss	(42,679)	2,658	—	40,021	—

Net income (loss)	$21,527	$29,275	$23,441	$(52,716)	$21,527

	Nine months ended September 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated

Operating revenues	$651,836	$712,966	$443,051	$(34,294)	$1,773,559
Total operating expenses	653,011	702,889	409,420	(34,528)	1,730,792

Income (loss) from operations	(1,175)	10,077	33,631	234	42,767
Non-operating income (expense) and minority interest	(89)	(100)	386	—	197

Income (loss) before interest and income taxes	(1,264)	9,977	34,017	234	42,964
Interest expense (income)	45,792	2,459	(166)	—	48,085
Dividend income	75,106	9,887	4,771	(89,764)	—

Income (loss) before income taxes	28,050	17,405	38,954	(89,530)	(5,121)
Provision (benefit) for income taxes	(7,940)	361	6,279	—	(1,300)
Equity (income) loss	40,139	3,092	—	(43,231)	—

Income (loss) before accounting change	(4,149)	13,952	32,675	(46,299)	(3,821)
Cumulative effect of accounting change, net of tax	—	—	328	—	328

Net income (loss)	$(4,149)	$13,952	$32,347	$(46,299)	$(4,149)

        Consolidated condensed statements of cash flows data for the nine months ended September 30, 2002 and 2001 are summarized as follows:

	Nine months ended September 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by operating activities	$21,435	$19,110	$6,193	$46,738

Cash flows from investing activities:
Additions of property and equipment	(3,002)	(6,145)	(15,769)	(24,916)
Proceeds from sale of property and equipment	641	1,241	454	2,336
Purchases of investments	—	—	(43,522)	(43,522)
Proceeds from maturity or sale of investments	—	—	45,627	45,627
Acquisitions	(82,707)	—	(3,455)	(86,162)
Other investing activities	(505)	(743)	—	(1,248)

Net cash used for investing activities	(85,573)	(5,647)	(16,665)	(107,885)

Cash flows from financing activities:
Borrowings on revolving credit facilities and notes payable, net	3,000	—	2,407	5,407
Change in balance of outstanding checks	(6,254)	(2,460)	301	(8,413)
Borrowings on long-term debt	50,403	—	—	50,403
Principal payments on long-term debt	(23,065)	(7)	—	(23,072)
Capital contribution from SIRVA	56,500	—	—	56,500
Other financing activities	(5,662)	—	(1,815)	(7,477)

Net cash provided by (used for) financing activities	74,922	(2,467)	893	73,348

Effect of translation adjustment on cash	—	—	918	918

Net increase (decrease) in cash and cash equivalents	10,784	10,996	(8,661)	13,119
Cash and cash equivalents at beginning of period	5,687	4,054	22,378	32,119

Cash and cash equivalents at end of period	$16,471	$15,050	$13,717	$45,238

	Nine months ended September 30, 2001
	(1) Parent	(2) Total Guarantors	Non- guarantors	NAVL Consolidated
Net cash provided by (used for) operating activities	$40,545	$(11,064)	$21,565	$51,046

Cash flows from investing activities:
Additions of property and equipment	(18,263)	(645)	(14,746)	(33,654)
Proceeds from sale of property and equipment	1,964	439	1,513	3,916
Purchases of investments	—	—	(61,349)	(61,349)
Proceeds from maturity or sale of investments	—	—	58,132	58,132
Other investing activities	(1,154)	—	—	(1,154)

Net cash used for investing activities	(17,453)	(206)	(16,450)	(34,109)

Cash flows from financing activities:
Repayments on revolving credit facilities and notes payable, net	(12,400)	—	(440)	(12,840)
Change in balance of outstanding checks	(774)	7,100	(11,448)	(5,122)
Principal payments on long-term debt	(8,850)	—	—	(8,850)
Other financing activities	(1,594)	100	—	(1,494)

Net cash provided by (used for) financing activities	(23,618)	7,200	(11,888)	(28,306)

Effect of translation adjustment on cash	—	—	286	286

Net decrease in cash and cash equivalents	(526)	(4,070)	(6,487)	(11,083)
Cash and cash equivalents at beginning of period	2,027	12,519	28,963	43,509

Cash and cash equivalents at end of period	$1,501	$8,449	$22,476	$32,426

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

(11) Restatement

        The Company is restating the three and nine-month periods ended September 30, 2002 for the following:

  •
  The three and nine-month periods ended September 30, 2002 are being restated to record $1,300 and $2,300, respectively, of intangible amortization expense. During 2002, the Company made acquisitions and did not record any intangible amortization expense until the fourth quarter when purchase price allocations to intangibles were made. The Company has subsequently determined that $1,300 and $2,300, respectively, of amortization expense recorded in the fourth quarter of 2002 should have been recorded for the three and nine-month periods ended September 30, 2002.

        In addition to the restatement adjustment, the Company has reclassified goodwill of $306,939 and $247,559 in the accompanying balance sheets at September 30, 2002 and December 31, 2001, respectively, from Goodwill and Intangible Assets, as previously reported, to a separate line item.

        The impact of the adjustments on the Company's consolidated financial statements is as follows (amounts in thousands):

	Three months ended
	September 30, 2002, as originally reported	September 30, 2002, as restated
Intangibles amortization	$—	$1,300
Provision for income taxes	12,042	11,542
Net income	$19,226	$18,426
	Nine months ended
	September 30, 2002, as originally reported	September 30, 2002, as restated
Intangibles amortization	$—	$2,300
Provision for income taxes	13,570	12,670
Net income	$22,927	$21,527
	September 30, 2002
	As originally reported	As restated
Goodwill, net	$—	$306,939
Intangible assets, net	—	224,169
Goodwill and intangible assets, net	533,408	—
Deferred income taxes	42,122	41,222
Accumulated deficit	$(26,245)	$(27,645)
	December 31, 2001
	As originally reported	As restated
Goodwill, net	$—	$247,559
Intangible assets, net	—	165,670
Goodwill and intangible assets, net	$413,229	$—

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

        On May 3, 2002, SIRVA, through two wholly-owned subsidiaries, purchased the business ("CRS") conducted by Cooperative Resource Services, Ltd. that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation LLC ("SIRVA Relocation"), which we own directly, purchased all of such business' assets and equity other than the equity relating to certain mortgage lending operations of the seller. The mortgage lending operations of the seller were purchased by the other subsidiary, CMS Holding LLC ("CMS Holding"), which is directly owned by SIRVA. The mortgage lending operations share common customers with the other operations of SIRVA Relocation. Subject to certain adjustments, the combined cash purchase price for the acquisitions was approximately $60.0 million, of which $3.5 million was paid for the assets of the mortgage lending operations. Approximately $45.0 million of the cash purchase price was paid in cash and $15.0 million (non-cash) was paid in notes issued by us, of which $10.0 million is due in 2007 and $5.0 million is due in 2012 or 2007 if certain conditions are met. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition, including $26.6 million of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by CMS Holding. The cash purchase price for the acquisition, as well as approximately $24.1 million of other indebtedness of the acquired business that was refinanced as part of the acquisition, were financed with the proceeds of $36.5 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton Dubilier and Rice, Inc. ("Fund VI") and an affiliate of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("Fund V"), the controlling shareholder of SIRVA, and the incurrence of $50.0 million of additional senior indebtedness. The cost to acquire CRS has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $48.9 million.

        On April 12, 2002, we purchased the business ("NAIT") conducted by the National Association of Independent Truckers, a leading provider of insurance services to independent contract truck drivers, for approximately $25.4 million in cash, $3.6 million in assumed net liabilities, a deferred amount of $3.0 million payable subject to the completion of certain operating performance objectives during 2002 and 2003 and an actuarially determined amount to be paid during 2003 and 2004, based on the ultimate losses incurred with respect to policies issued during the year ended December 31, 2001. NAIT is an association of more than 11,000 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from the sale of securities and existing cash balances and $20.0 million of cash contributions from SIRVA. SIRVA obtained those proceeds from the sale of its common stock to Fund VI. The cost to acquire the NAIT assets has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of $9.3 million.

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

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
	(As restated, see note 11)
Operating revenues:
Moving Services—North America	$388.0	$419.3	(7.5)%
Moving Services—Europe and Asia Pacific	103.7	94.3	10.0%
Insurance Services	24.8	12.3	f
Relocation Services	26.7	0.6	f

Global Relocation Services	543.2	526.5	3.2%
Logistics Services	131.0	145.4	(9.9)%

Operating revenues	$674.2	$671.9	0.3%

Gross margin	$142.7	$129.7	10.0%
Operating expenses	97.6	98.3	(0.7)%
Intangibles amortization	1.3	—	u
Restructuring	—	(0.1)	u

Income from operations	$43.8	$31.5	39.0%

Income (loss) from operations:
Moving Services—North America	$23.1	$18.8	22.9%
Moving Services—Europe and Asia Pacific	12.7	9.4	35.1%
Insurance Services	6.2	3.2	93.8%
Relocation Services	3.6	(0.4)	f

Global Relocation Services	45.6	31.0	47.1%
Logistics Services	(1.8)	0.5	u

Income from operations	$43.8	$31.5	39.0%

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

        Intangibles amortization.    Intangibles amortization for the three months ended September 30, 2002 was $1.3 million, due to the CRS and NAIT acquisitions.

        Restructuring.    In the three months ended September 30, 2001, we recorded $0.1 million of restructuring credit pertaining to the logistics parts centers restructuring reserve, which was established at June 30, 2001, as we were able to sublease certain parts centers facilities earlier than originally estimated.

        Income (Loss) from Operations.    Income from operations for the three months ended September 30, 2002 was $43.8 million, compared to $31.5 million for the same period in 2001 as a result of the factors discussed below.

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

        Income from operations in insurance services for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 increased $3.0 million primarily due to higher margins due to increased revenue and the NAIT acquisition.

        Income from operations in relocation services for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 increased $4.0 million primarily due to the CRS acquisition.

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

        Provision for Income Taxes.    For the three months ended September 30, 2002, income tax expense was $11.5 million based on pre-tax income of $30.0 million. For the three months ended September 30, 2001, income tax expense was $18.8 million based on pre-tax income of $14.9 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

        The following table sets forth certain figures regarding our results of operations for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
	(As restated, see note 11)
Operating revenues:
Moving Services—North America	$883.3	$1,026.7	(14.0)%
Moving Services—Europe and Asia Pacific	260.2	249.0	4.5%
Insurance Services	58.2	35.1	65.8%
Relocation Services	45.3	1.5	f

Global Relocation Services	1,247.0	1,312.3	(5.0)%
Logistics Services	394.0	461.3	(14.6)%

Operating revenues	$1,641.0	$1,773.6	(7.5)%

Gross margin	$345.4	$340.7	1.4%
Operating expenses	270.7	293.0	(7.6)%
Intangibles amortization	2.3	—	u
Restructuring	(0.8)	4.9	f

Income (loss) from operations	$73.2	$42.8	71.0%

Income (loss) from operations:
Moving Services—North America	$32.9	$18.4	78.8%
Moving Services—Europe and Asia Pacific	17.5	17.2	1.7%
Insurance Services	16.0	10.9	46.8%
Relocation Services	5.0	(0.4)	f

Global Relocation Services	71.4	46.1	54.9%
Logistics Services	1.8	(3.3)	f

Income from operations	$73.2	$42.8	71.0%

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

        Intangibles amortization.    Intangibles amortization for the nine months ended September 30, 2002 was $2.3 million, due to the CRS and NAIT acquisitions.

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

        Income from Operations.    Income from operations for the nine months ended September 30, 2002 was $73.2 million, compared to $42.8 million for the same period in 2001 as a result of the factors discussed below.

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

        Income from operations in insurance services for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 increased $5.1 million primarily due to higher margins due to increased revenue, the NAIT acquisition and a year-over-year derivative gain of $0.7 million.

        Income from operations in relocation services for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 increased $5.4 million primarily due to the CRS acquisition.

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

        Provision (Benefit) for Income Taxes.    For the nine months ended September 30, 2002, income tax expense was $12.7 million based on pre-tax income of $34.2 million. For the nine months ended September 30, 2001, the income tax benefit was $1.3 million based on a pre-tax loss of $5.1 million. Our estimated provision for income taxes differs from the amount computed by applying the federal and state statutory rates. This difference is primarily due to (1) the non-deductibility of certain items expensed for book purposes and (2) limitations that exist on the availability of certain foreign income tax credits. These items create taxable income that is greater than income reported for financial statement purposes.

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

        EBITDA, as defined, is calculated as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Dollars in millions)
	(As restated, see note 11)		(As restated, see note 11)

Income from operations	$43.8	$31.5	$73.2	$42.8
Restructuring charge (credit)	—	(0.1)	(0.8)	4.9
Depreciation and amortization	11.6	12.4	30.6	36.0
Non-operating income (expense)	—	(0.1)	(0.3)	0.2
EBITDA adjustments	0.5	4.6	3.3	12.8

EBITDA	$55.9	$48.3	$106.0	$96.7

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

Forward Looking Statements

        This Form 10-Q may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the changes in the markets for our products and services, including the future growth of the logistics and relocation markets, expected characteristics of competition, foreign exchange risk, expected actions of third parties such as agents, representatives, owner/

operators and suppliers and other factors discussed in our prior Securities and Exchange Commission filings. We assume no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

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

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1     Employment Agreement, dated July 8, 2002, between SIRVA, Inc. and Brian P. Kelley. (Previously filed as Exhibit 10.1 to form 10-Q filed November 12, 2002.)

  10.2
  Agreement for Outsourcing Services, dated as of July 1, 2002, by and among North American Van Lines, Inc. and Covansys Corporation and Affiliated Computer Services, Inc. (Portions marked "[**]" are redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.) (Previously filed as Exhibit 10.2 to Form 10-Q filed November 12, 2002.)

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

    None.

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