Form 10-Q/A
period 2003-06-30
NORTH AMERICAN VAN LINES INC /DE
filed 2003-11-21
CIK 1103280

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

Explanatory Note

        This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2003 and 2002, filed on August 14, 2003. The Company is restating the three and six-month periods ended June 30, 2003 and 2002 for the following:

  •
  The three and six-month periods ended June 30, 2003 are being restated to record $2.1 million of equity based compensation expense related to stock subscription and stock option grants made to certain managers and directors in June 2003. The amount of the expense recorded is based on the difference between the subscription or exercise price and the deemed fair value of common and redeemable common stock of the Company's parent, SIRVA, on the date of grant and is recognized in accordance with APB 25, "Accounting for Stock Issued to Employees".

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

        In addition to the restatement adjustments, we have reclassified goodwill of $354.5 million and $328.9 million in the accompanying balance sheets at June 30, 2003 and December 31, 2002, respectively, from Goodwill and Intangible Assets, as previously reported, to a separate line item.

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

PART I.

ITEM 1.    FINANCIAL STATEMENTS

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Balance Sheets

At June 30, 2003 and December 31, 2002

(Dollars in thousands except share data)
(Unaudited)

	June 30, 2003	December 31, 2002
	(As restated, see note 11)	(As restated, see note 11)
Assets
Current assets:
Cash and cash equivalents	$53,655	$42,920
Accounts and notes receivable, net of allowance for doubtful accounts of $25,536 and $24,922, respectively	381,945	308,313
Relocation properties held for resale, net	51,584	39,115
Other current assets	35,706	38,145
Deferred and recoverable income taxes	38,555	37,641

Total current assets	561,445	466,134

Property and equipment, net	166,886	170,830
Goodwill, net	354,528	328,917
Intangible assets, net	221,987	227,626
Receivable from SIRVA, Inc.	31,724	28,879
Other assets	120,497	113,577

Total long-term assets	895,622	869,829

Total assets	$1,457,067	$1,335,963

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$26,049	$27,261
Relocation financing facilities	31,613	15,432
Other short-term debt	7,875	1,073
Accounts payable	135,574	122,359
Accrued transportation expense	93,860	63,691
Other current liabilities	243,728	230,607
Accrued income taxes	3,413	6,116

Total current liabilities	542,112	466,539

Long-term debt and capital lease obligations	559,262	515,254
Due to SIRVA, Inc.	23,127	32,133
Other liabilities	62,781	66,610
Deferred income taxes	41,479	34,479

Total long-term liabilities	686,649	648,476

Total liabilities	1,228,761	1,115,015

Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in-capital	271,987	271,987
Accumulated other comprehensive loss	(29,396)	(29,075)
Accumulated deficit	(14,285)	(21,964)

Total stockholder's equity	228,306	220,948

Total liabilities and stockholder's equity	$1,457,067	$1,335,963

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Income Statements

For the three and six months ended June 30, 2003 and 2002

(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(As restated, see note 11)	(As restated, see note 11)	(As restated, see note 11)	(As restated, see note 11)

Operating revenues	$577,499	$537,144	$1,049,862	$966,798
Operating expenses:
Purchased transportation expense	320,072	319,687	575,985	574,589
Other direct expense	143,551	115,639	266,035	210,249

Total direct expenses	463,623	435,326	842,020	784,838
Gross margin	113,876	101,818	207,842	181,960
General and administrative expenses	86,422	77,770	166,496	152,420
Intangibles amortization	1,262	1,000	2,732	1,000
Equity based compensation expense	2,149	—	2,149
Restructuring credit	—	(111)	—	(842)

Income from operations	24,043	23,159	36,465	29,382
Non-operating expense	120	674	142	308
Interest expense	12,615	12,268	25,126	24,844

Income before income taxes	11,308	10,217	11,197	4,230
Provision for income taxes	3,759	3,808	3,518	1,128

Net income	$7,549	$6,409	$7,679	$3,102

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Consolidated Statement of Changes in Stockholder's Equity

For the six months ended June 30, 2003

(Dollars in thousands)
(Unaudited)

	Total	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Additional paid-in-capital
Balance at December 31, 2002	$220,948	$(21,964)	$(29,075)	$—	$271,987
Comprehensive income (loss):
Net income (as restated, see note 11)	7,679	7,679
Unrealized hedging loss, net of tax benefit of $(1,463)	(2,804)		(2,804)
Net change in unrealized holding gain on available-for-sale securities, net of tax of $597	916		916
Minimum pension liability, net of tax of $2,232	(2,232)		(2,232)
Foreign currency translation adjustment, net of tax of $2,189	3,799		3,799

Total comprehensive income (as restated, see note 11)	7,358

Balance at June 30, 2003 (as restated, see note 11)	$228,306	$(14,285)	$(29,396)	$—	$271,987

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN VAN LINES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2003 and 2002

(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
	(As restated, see note 11)	(As restated, see note 11)
Cash flows from operating activities:
Net income	$7,679	$3,102
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	18,606	16,289
Amortization	6,220	4,300
Change in provision for losses on accounts and notes receivable	1,649	(565)
Deferred and recoverable income taxes	6,534	2,594
Loss on sale of assets, net	443	176
Change in operating assets and liabilities:
Accounts and notes receivable	(56,516)	(21,489)
Relocation properties held for resale, net	(16,969)	8,008
Other current assets	5,426	(5,779)
Accounts payable	3,591	158
Other current liabilities	29,708	24,208
Accrued income taxes	(2,855)	(817)
SIRVA intercompany accounts	(11,852)	(482)
Other long-term assets and liabilities	(4,289)	2,630

Net cash provided by (used for) operating activities	(12,625)	32,333

Cash flows from investing activities:
Additions of property and equipment	(9,694)	(17,414)
Proceeds from sale of property and equipment	910	2,573
Purchases of investments	(44,876)	(28,054)
Proceeds from maturity or sale of investments	39,251	35,237
Acquisitions, net of cash acquired	(30,736)	(82,867)
Other investing activities	(1,868)	(854)

Net cash used for investing activities	(47,013)	(91,379)

Cash flows from financing activities:
Borrowings on revolving credit facility and other short-term debt	243,740	139,300
Repayments on revolving credit facility and other short-term debt	(180,225)	(144,300)
Borrowings on relocation financing facilities	34,489	—
Repayments on relocation financing facilities	(19,072)	—
Change in balance of outstanding checks	4,338	(7,078)
Borrowings on long-term debt	163	50,403
Repayments on long-term debt and capital lease obligations	(15,055)	(24,458)
Capital contributions from SIRVA	—	56,500

Net cash provided by financing activities	68,378	70,367
Effect of translation adjustments on cash	1,995	436

Net increase in cash and cash equivalents	10,735	11,757
Cash and cash equivalents at beginning of period	42,920	32,119

Cash and cash equivalents at end of period	$53,655	$43,876

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

        Had the Company elected to apply the provisions of SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income would have changed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(As restated, see note 11)	(As restated, see note 11)	(As restated, see note 11)	(As restated, see note 11)
Net income as reported	$7,549	$6,409	$7,679	$3,102
Equity based compensation expense included in net income, net of tax	35	—	35	—
Pro forma compensation cost under fair value method, net of tax	(100)	(78)	(204)	(149)

Adjusted net income	$7,484	$6,331	$7,510	$2,953

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

(7) Operating Segments

        Due to the acquisitions in 2002 and a desire to organize the business along new service lines, the Company has realigned certain businesses within its segment structure. Certain reclassifications have been made for the prior periods presented to conform with the June 30, 2003 presentation. As of June 30, 2003 the Company has four reportable segments—1) Relocation Solutions-North America, 2) Relocation Solutions-Europe and Asia Pacific, together forming Global Relocation Solutions, 3) Network Services, and 4) Transportation Solutions. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with revenues reflected in the segment responsible for billing the end customer. For the three-month and six-month periods ended June 30, 2003, income from operations for Corporate has been restated to record $2,149 of equity based compensation expense. See note 11.

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

        For the three-month and six-month periods ended June 30, 2002, income from operations for Relocation Solutions—North America segment has been restated to record $500 and $500, respectively, of intangible amortization expense. See note 11.

        Network Services

        The Company is an industry leading provider of a unique combination of value-added services to moving and storage agents, owner-operator drivers and small corporate fleets, including targeted insurance coverages, a broad array of vehicle and supply purchase programs as well as vehicle repair and over the road services. For the three-month and six-month periods ended June 30, 2002, income from operations for Network Services segment has been restated to record $500 and $500, respectively, of intangible amortization expense. See note 11.

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

        The tables below represent information about revenues, income from operations and total assets by segment used by the chief operating decision-maker of the Company:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(As restated, see note 11)	(As restated, see note 11)	(As restated, see note 11)	(As restated, see note 11)
Operating Revenues
Relocation Solutions—North America	$408,492	$387,619	$722,173	$676,226
Relocation Solutions—Europe and Asia Pacific	105,174	89,440	206,463	181,154

Global Relocation Solutions	513,666	477,059	928,636	857,380
Network Services	39,060	31,682	74,566	54,066
Transportation Solutions	24,773	28,403	46,660	55,352

Consolidated operating revenues	$577,499	$537,144	$1,049,862	$966,798

Income (loss) from operations
Relocation Solutions—North America	$12,660	$14,420	$13,892	$9,732
Relocation Solutions—Europe and Asia Pacific	3,016	2,424	6,627	4,964

Global Relocation Solutions	15,676	16,844	20,519	14,696
Network Services	9,673	4,932	17,732	10,954
Transportation Solutions	843	1,383	363	3,732
Corporate	(2,149)	—	(2,149)	—

Consolidated income from operations	$24,043	$23,159	$36,465	$29,382

	As of
	June 30, 2003	December 31, 2002
Total assets
Relocation Solutions—North America	$774,331	$717,422
Relocation Solutions—Europe and Asia Pacific	425,316	374,794

Global Relocation Solutions	1,199,647	1,092,216
Network Services	236,649	223,465
Transportation Solutions	20,771	20,282

Consolidated total assets	$1,457,067	$1,335,963

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

        The payable to SIRVA at June 30, 2003 and December 31, 2002 of $23,127 and $32,133, respectively, consists of amounts that the Company has received from the sale of SIRVA redeemable common stock and common stock.

(10) Supplemental Information

        The following summarized consolidating balance sheets, statements of operations and statements of cash flows were prepared to segregate such financial statements between those entities that have guaranteed the Company's senior subordinated notes ("Guarantor" entities) and those entities that did not guarantee such debt ("Non-Guarantor" entities).

        In addition to the restatement discussed in note 11, the Company has restated the presentation of its consolidating condensed statement of operations for the three and six-month periods ended June 30, 2003 and 2002 to properly reflect the equity earnings of its subsidiaries on the equity method of accounting.

        For the three and six-month periods ended June 30, 2003, total operating expenses for the Parent and NAVL Consolidated columns below have been restated to record $2,149 of equity based compensation expense. The Parent and NAVL Consolidated columns of the consolidating condensed balance sheet at June 30, 2003 have been restated accordingly.

        For the three and six-month periods ended June 30, 2002, total operating expenses for the Parent and NAVL Consolidated columns below have been restated to record $1,000 of intangible amortization expense. See note 11.

        Consolidated condensed balance sheet data as of June 30, 2003 and December 31, 2002 is summarized as follows:

	June 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)
Current assets:
Accounts and notes receivable, net	$105,039	$200,206	$89,924	$(13,224)	$381,945
Other current assets	39,689	54,869	85,013	(71)	179,500

Total current assets	144,728	255,075	174,937	(13,295)	561,445

Property and equipment, net	48,363	19,353	99,170	—	166,886
Goodwill, net	351,292	3,236	—	—	354,528
Intangible assets, net	221,987	—	—	—	221,987
Other assets	199,600	210,380	468,156	(725,915)	152,221

Total assets	$965,970	$488,044	$742,263	$(739,210)	$1,457,067

Current liabilities	$102,604	$252,057	$198,583	$(11,133)	$542,111
Long-term debt and capital lease obligations	551,092	216	7,954	—	559,262
Other liabilities	83,968	52,813	—	(9,393)	127,388

Total liabilities	737,664	305,086	206,537	(20,526)	1,228,761
Stockholder's equity	228,306	182,958	535,726	(718,684)	228,306

Total liabilities and stockholder's equity	$965,970	$488,044	$742,263	$(739,210)	$1,457,067

	December 31, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
Current assets:
Accounts and notes receivable, net	$100,220	$140,764	$80,518	$(13,189)	$308,313
Other current assets	35,993	51,739	70,160	(71)	157,821

Total current assets	136,213	192,503	150,678	(13,260)	466,134

Property and equipment, net	54,187	22,163	94,480	—	170,830
Goodwill, net	314,960	3,235	10,722	—	328,917
Intangible assets, net	222,876	—	4,750	—	227,626
Other assets	289,548	195,438	265,417	(607,947)	142,456

Total assets	$1,017,784	$413,339	$526,047	$(621,207)	$1,335,963

Current liabilities	$92,696	$210,489	$174,522	$(11,168)	$466,539
Long-term debt and capital lease obligations	505,846	221	9,187	—	515,254
Other liabilities	198,294	25,307	17,006	(107,385)	133,222

Total liabilities	796,836	236,017	200,715	(118,553)	1,115,015
Stockholder's equity	220,948	177,322	325,332	(502,654)	220,948

Total liabilities and stockholder's equity	$1,017,784	$413,339	$526,047	$(621,207)	$1,335,963

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2003

(Dollars in thousands)
(Unaudited)

(10) Supplemental Information (continued)

        Consolidated condensed statements of operations data for the three and six months ended June 30, 2003 and 2002 are summarized as follows:

	Three months ended June 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)

Operating revenues	$190,963	$231,428	$166,804	$(11,696)	$577,499
Total operating expenses	191,589	218,526	155,037	(11,696)	553,456

Income from operations	(626)	12,902	11,767	—	24,043
Non-operating income (expense)	823	—	(943)	—	(120)
Interest expense (income)	11,538	873	(887)	1,091	12,615
Dividend income	—	—	—	—	—

Income (loss) before income taxes	(11,341)	12,029	11,711	(1,091)	11,308
Provision (benefit) for income taxes	(212)	322	3,649	—	3,759
Equity (income) loss	(18,678)	(5,359)	—	24,037	—

Net income (loss)	$7,549	$17,066	$8,062	$(25,128)	$7,549

	Three months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)

Operating revenues	$193,179	$216,881	$134,458	$(7,374)	$537,144
Total operating expenses	186,644	207,958	126,757	(7,374)	513,985

Income from operations	6,535	8,923	7,701	—	23,159
Non-operating income (expense)	626	—	(1,300)	—	(674)
Interest expense (income)	11,615	975	(322)	—	12,268
Dividend income	—	—	2,195	(2,195)	—

Income (loss) before income taxes	(4,454)	7,948	8,918	(2,195)	10,217
Provision for income taxes	452	1,104	2,252	—	3,808
Equity (income) loss	(11,315)	(2,413)	—	13,728	—

Net income (loss)	$6,409	$9,257	$6,666	$(15,923)	$6,409

NORTH AMERICAN VAN LINES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2003

(Dollars in thousands)
(Unaudited)

(10) Supplemental Information (continued)

	Six months ended June 30, 2003
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)

Operating revenues	$347,246	$407,467	$314,202	$(19,053)	$1,049,862
Total operating expenses	348,526	389,534	294,390	(19,053)	1,013,397

Income from operations	(1,280)	17,933	19,812	—	36,465
Non-operating income (expense)	1,562	—	(1,704)	—	(142)
Interest expense (income)	22,981	1,746	(692)	1,091	25,126
Dividend income	—	—	—	—	—

Income (loss) before income taxes	(22,699)	16,187	18,800	(1,091)	11,197
Provision (benefit) for income taxes	(4,113)	516	7,115	—	3,518
Equity (income) loss	(26,265)	(9,390)	—	35,655	—

Net income (loss)	$7,679	$25,061	$11,685	$(36,746)	$7,679

	Six months ended June 30, 2002
	(1) Parent	(2) Total Guarantors	Non- guarantors	Eliminations	NAVL Consolidated
	(As restated, see note 11)				(As restated, see note 11)

Operating revenues	$344,815	$373,540	$274,603	$(26,160)	$966,798
Total operating expenses	337,200	365,557	260,819	(26,160)	937,416

Income from operations	7,615	7,983	13,784	—	29,382
Non-operating income (expense)	1,728	—	(2,036)	—	(308)
Interest expense (income)	23,310	1,946	(412)	—	24,844
Dividend income	—	10,500	2,195	(12,695)	—

Income (loss) before income taxes	(13,967)	16,537	14,355	(12,695)	4,230
Provision (benefit) for income taxes	(4,729)	1,271	4,586	—	1,128
Equity (income) loss	(12,340)	5,608	—	6,732	—

Net income (loss)	$3,102	$9,658	$9,769	$(19,427)	$3,102

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

(11)    Restatement

        The Company is restating the three and six-month periods ended June 30, 2003 and 2002 for the following:

  •
  The three and six-month periods ended June 30, 2003 are being restated to record $2,149 of equity based compensation expense related to stock subscription and stock option grants made to certain managers and directors in June 2003. The amount of the expense recorded is based on the difference between the subscription or exercise price and the deemed fair value of common and redeemable common stock of the Company's parent, SIRVA, on the date of grant and is recognized in accordance with APB 25, "Accounting for Stock Issued to Employees".

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

        In addition to the restatement adjustments, the Company has reclassified goodwill of $354,528 and $328,917 in the accompanying balance sheets at June 30, 2003 and December 31, 2002, respectively, from Goodwill and Intangible Assets, as previously reported, to a separate line item.

        The impact of the adjustments on the Company's consolidated financial is as follows:

	Three months ended
	June 30, 2003, as originally reported	June 30, 2003, as restated
Equity based compensation expense	$—	$2,149
Provision for income taxes	4,490	3,759
Net income	$8,967	$7,549
	Six months ended
	June 30, 2003, as originally reported	June 30, 2003, as restated
Equity based compensation expense	$—	$2,149
Provision for income taxes	4,249	3,518
Net income	$9,097	$7,679
	Three months ended
	June 30, 2002, as originally reported	June 30, 2002, as restated
Intangibles amortization	$—	$1,000
Provision for income taxes	4,208	3,808
Net income	$7,009	$6,409
	Six months ended
	June 30, 2002, as originally reported	June 30, 2002, as restated
Intangibles amortization	$—	$1,000
Provision for income taxes	1,528	1,128
Net income	$3,702	$3,102

	June 30, 2003
	As originally reported	As restated
Goodwill, net	$—	$354,528
Intangible assets, net	—	221,987
Goodwill and intangible assets, net	576,515	—
Accrued income taxes	3,820	3,413
Due to SIRVA, Inc.	20,978	23,127
Deferred income taxes	41,803	41,479
Accumulated deficit	$(12,867)	$(14,285)
	December 31, 2002
	As originally reported	As restated
Goodwill, net	$—	$328,917
Intangible assets, net	—	227,626
Goodwill and intangible assets, net	$556,543	$—
	Six months ended
	June 30, 2003, as originally reported	June 30, 2003, as restated
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred and recoverable income taxes	$6,858	$6,534
Changes in operating assets and liabilities:
Accrued income taxes	(2,448)	(2,855)
SIRVA intercompany accounts	$(14,001)	$(11,852)
	Six months ended
	June 30, 2002, as originally reported	June 30, 2002, as restated
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	$3,300	$4,300
Deferred and recoverable income taxes	$2,994	$2,594

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
	(As restated, see note 11)	(As restated, see note 11)
Operating revenues:
Relocation Solutions—North America	$408.5	$387.6	5.4%
Relocation Solutions—Europe and Asia Pacific	105.1	89.4	17.6%

Global Relocation Solutions	513.6	477.0	7.7%
Network Services	39.1	31.7	23.3%
Transportation Solutions	24.8	28.4	(12.7)%

Operating revenues	$577.5	$537.1	7.5%

Gross margin	$113.9	101.8	11.9%
General and administrative expenses	86.4	77.7	11.2%
Intangibles amortization	1.3	1.0	30%
Equity based compensation expense	2.2	—	u
Restructuring credit	—	(0.1)	u

Income from operations	$24.0	$23.2	3.4%

Income (loss) from operations:
Relocation Solutions—North America	$12.7	$14.4	(11.8)%
Relocation Solutions—Europe and Asia Pacific	3.0	2.4	25.0%

Global Relocation Solutions	15.7	16.8	(6.5)%
Network Services	9.7	5.0	94.0%
Transportation Solutions	0.8	1.4	(42.9)%
Corporate	(2.2)	—	u

Income from operations	$24.0	$23.2	3.4%

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

        General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2003 were $86.4 million, an increase of $8.7 million compared to the three months ended June 30, 2002. The increase was primarily due to $3.7 million of expenses associated with the incremental effect of our acquisitions made after June 30, 2002 and $2.8 million due to currency impact. The increase was also due to a year-over-year decrease in income from derivatives of $2.2 million. As a percentage of revenue, general and administrative expenses were 15.0% for the three months ended June 30, 2003, compared to 14.5% for the three months ended June 30, 2002.

        Intangibles amortization.    Intangibles amortization for the three months ended June 30, 2003 was $1.3 million as compared to $1.0 million for the three months ended June 30, 2002. The increase is directly related to the acquisitions made in 2002.

        Equity Based Compensation Expense.    For the three months ended June 30, 2003, we recognized $2.2 million of non-cash equity-based compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in June 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our parent SIRVA's common and redeemable common stock on the date of grant in accordance with APB 25.

        Restructuring.    In the three months ended June 30, 2002, we reversed into income $0.1 million of restructuring reserves pertaining to the logistics parts centers restructuring, which was established in 2001, as we were able to sublease certain parts centers facilities earlier than originally estimated.

        Income (Loss) from Operations.    Income from operations for the three months ended June 30, 2003 was $24.0 million, an increase of $0.8 million from the same period last year. The increase was primarily due to additional income from operations from our acquisitions, net of divestiture, partially offset by stock compensation expense in 2003.

        Income from operations in global relocation solutions for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 decreased $1.1 million primarily due to a year-over-year decrease in income from derivatives of $2.2 million and $3.2 million decrease from specialized transportation, partially offset by $3.7 million additional income from operations from our acquisitions net of divestiture, primarily SIRVA Relocation.

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

        Provision for Income Taxes.    For the three months ended June 30, 2003, the provision for income taxes was $3.8 million based on pre-tax income of $11.3 million for an average tax rate of 33.2%. For the three months ended June 30, 2002, provision for income taxes was $3.8 million based on a pre-tax income of $10.2 million for an average tax rate of 37.3%. Our estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have permanently reinvested earnings and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

        The following table sets forth certain figures regarding our results of operations for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	% Increase (Decrease) from Prior Period(a)
	(Dollars in millions)
	(As restated, see note 11)	(As restated, see note 11)
Operating revenues:
Relocation Solutions—North America	$722.2	$676.2	6.8%
Relocation Solutions—Europe and Asia Pacific	206.5	181.1	14.0%

Global Relocation Solutions	928.7	857.3	8.3%
Network Services	74.6	54.1	37.9%
Transportation Solutions	46.6	55.4	(15.9)%

Operating revenues	$1,049.9	$966.8	8.6%

Gross margin	$207.8	182.0	14.2%
General and administrative expenses	166.4	152.4	9.2%
Intangibles amortization	2.7	1.0	u
Equity based compensation expense	2.2	—	u
Restructuring credit	—	(0.8)	u

Income from operations	$36.5	$29.4	24.1%

Income (loss) from operations:
Relocation Solutions—North America	$13.9	$9.7	43.3%
Relocation Solutions—Europe and Asia Pacific	6.6	5.0	32.0%

Global Relocation Solutions	20.5	14.7	39.5%
Network Services	17.7	11.0	60.9%
Transportation Solutions	0.4	3.7	(89.2)%
Corporate	(2.1)	—	u

Income from operations	$36.5	$29.4	24.1%

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

        General and Administrative Expenses.    General and administrative expenses for the six months ended June 30, 2003 were $166.4 million, an increase of $14.0 million compared to the six months ended June 30, 2002. The increase was primarily due to $11.0 million of expenses associated with our acquisitions and $7.4 million due to currency impact. The increase was also due to a year-over-year $2.0 million decrease in income from derivatives. These items were partially offset by $2.1 million of lower general and administrative expenses as a result of continuing cost containment programs, whereby we have reduced discretionary expenses, and the effects of prior year restructuring programs, in which headcount was reduced. As a percentage of revenue, general and administrative expenses were 16.1% for the six months ended June 30, 2003, compared to 15.8% for the six months ended June 30, 2002.

        Intangibles amortization.    Intangibles amortization for the six months ended June 30, 2003 was $2.7 million as compared to $1.0 million for the six months ended June 30, 2002. The increase is directly related to the acquisitions made in 2002.

        Equity Based Compensation Expense.    For the six months ended June 30, 2003, we recognized $2.2 million of non-cash equity-based compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in June 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our parent SIRVA's common and redeemable common stock on the date of grant in accordance with APB 25.

        Restructuring.    In the six months ended June 30, 2002, we reversed into income $0.8 million of restructuring reserves pertaining to the parts centers restructuring, which was established in 2001, as we were able to sublease certain parts centers facilities earlier than originally estimated.

        Income from Operations.    Income from operations for the six months ended June 30, 2003 was $36.5 million, an increase of $7.1 million from the same period last year. The increase was primarily due to a net increase of $7.4 million from our acquisitions net of divestiture partially offset by $2.2 million of equity based compensation expense.

        Income from operations in global relocation solutions for the six months ended June 30, 2003 increased $5.8 million as compared to the six months ended June 30, 2002, primarily due to $4.1 million from our acquisitions, $1.5 million incremental income from operations from the SIRVA Relocation acquisition, $4.4 million from our other operations and $0.4 million currency impact, partially offset by $2.6 million reduction in specialized transportation due to reduced margins and $1.7 million of year-over-year decrease in income from derivatives.

        Income from operations in network services for the six months ended June 30, 2003 was $17.7 million, $6.7 million higher than for the same period last year. The increase was primarily due to accretive income from operations from the NAIT acquisition of $3.3 million and incremental income from operations of $2.1 million, reflecting the sucess of integrating the NAIT operations. This was partially offset by a year-over-year derivative loss of $0.9 million related to marking the insurance unit's investment portfolio to market.

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

        Provision for Income Taxes.    For the six months ended June 30, 2003, income tax expense was $3.5 million based on pre-tax income of $11.2 million for a tax rate of 31.4%. For the six months ended June 30, 2002, income tax expense was $1.1 million based on pre-tax income of $4.2 million for a tax rate of 26.7%. Our estimated provision of income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have permanently reinvested earnings and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

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

	Six Months Ended June 30,
	2003	2002
	(As restated, see note 11)	(As restated, see note 11)
Net income	$7.7	$3.1
Adjustments to reconcile net income to cash flow provided by (used for) operating activities	33.5	22.8
Other changes in working capital(1)	(36.8)	(1.6)

	4.4	24.3
Changes in relocation properties held for sale	(17.0)	8.0

Cash flow provided by (used for) operating activities	$(12.6)	$32.3

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